Form 10-Q
period 2026-03-31
VIDA Global Inc.
filed 2026-06-26
CIK 1973062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43282

VIDA GLOBAL INC.

(Exact name of registrant as specified in its charter)

Delaware	88-1438776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12160 W Parmer Ln, Ste 130-716 Cedar Park, TX	78613
(Address of principal executive offices)	(Zip Code)

(833) 588-8432

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	VIDA	The NYSE American LLC NYSE Texas

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 26, 2026, there were 9,156,530 shares of the registrant’s Class A common stock, par value $0.001 per share, and 5,426,402 shares of the registrant’s Class B common stock, par value $0.001 per share, issued and outstanding.

VIDA GLOBAL INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. Forward-looking statements can be identified in some cases by the use of words such as “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” the negative of these words, other similar expressions or by discussions of strategy, plans or intentions.

These forward-looking statements speak only as of the date of filing this Quarterly Report with the Securities and Exchange Commission (the “SEC”), and include, without limitation, statements about the following:

●	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, cash flow, operating expenses, including changes in operating expenses, and our ability to achieve and maintain future profitability;

●	our business plan and our ability to effectively manage our growth, including any international expansion;

●	our estimated addressable total market opportunity;

●	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

●	our expectations regarding overall demand for our products and solutions;

●	our expectations regarding customers’ IT spending budgets;

●	market acceptance of our products and solutions and our ability to increase adoption of our products and solutions;

●	beliefs and objectives for future operations;

●	our ability to attract new customers and retain and grow sales within our existing customers;

●	our ability to drive adoption and expansion of any additional product and solution offerings;

●	our ability to continue developing, improving and implementing AI into our platform and offerings, including AI features and functionalities;

●	our ability to timely and effectively scale, enhance and adapt our platform;

●	our ability to develop and introduce new offerings and products and bring them to market in a timely manner;

●	the costs and success of our sales and marketing efforts, and our ability to promote our brand;

●	our ability to obtain additional capital, as necessary, including equity or debt financing, on terms that are acceptable to us, if at all;

●	our ability to operate and expand internationally;

●	our expectations concerning relationships with third parties, including our expectations concerning relationships with suppliers, vendors and payment partners;

●	future acquisitions or investments in complementary companies, products, services, or technologies and our ability to successfully integrate them into our business and operations;

●	our ability to maintain, protect, and enhance our intellectual property;

●	the effects of increased competition in our markets and our ability to compete effectively;

●	our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally;

●	changes in applicable laws or regulations and extensive and evolving government regulations that impact our operations and business;

●	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;

●	economic and industry trends, projected growth or trend analysis, including as it relates to AI;

●	general macroeconomic conditions in the United States and globally, including the effects of tariffs, immigration policy, inflation, rising or volatile interest rates, foreign currency fluctuations, instability in the global banking system, climate-related events and geopolitical conflicts or tensions such as those in Ukraine and the Middle East;

●	the impact of remote and hybrid work models on our business, operations and the markets in which we operate;

●	our ability to operate and grow our business in light of macroeconomic uncertainty;

●	the level of product service failures that could lead our customers to use competitors’ services;

●	investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including with respect to our AI technology;

●	increased expenses associated with being a public company;

●	other statements regarding our future operations, financial condition, prospects and business strategies; and

●	other factors and assumptions described in this Quarterly Report on Form 10-Q under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Overview”, and elsewhere in this Quarterly Report on Form 10-Q.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure investors that our expectations, beliefs, or projections will result or be achieved or accomplished.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those set forth below. This summary does not contain all of the information that may be important to investors, and investors should read this summary together with the more detailed discussion of risks and uncertainties set forth in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Below is a summary of some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Business and Industry

●	We have a limited operating history with an evolving business focused on AI agents, which makes it difficult to evaluate our prospects, plan for future operations, and forecast our results.
●	Our use and provision of AI-powered solutions could lead to operational or reputational damage, competitive harm, legal and regulatory risk and additional costs.
●	Our business depends on our ability to attract new customers and on existing customers continuing and expanding their use of our AI agent platform; if we fail to do so, our growth prospects, operating results, and financial condition could be adversely affected.
●	We derive substantially all of our revenue from our AI Agent Operating System and platform, and our business, financial condition, and results of operations would be adversely affected if this platform fails to achieve or maintain market acceptance.
●	Our revenue model includes both subscription-based and usage-based components, tied to factors such as minutes, messages, and completed actions, which may cause significant variability in our results of operations and cash flows.
●	Our partner-led distribution strategy may not perform as expected; we may fail to attract, enable, and retain managed service providers, telecom advisors, UCaaS/CCaaS platforms, and vertical SaaS vendors at the pace and scale we anticipate.
●	Our operating results could be materially and adversely affected if we lose any of our largest customers.
●	We may experience long and variable sales and activation cycles, including embedded launches through vendor partners, which require upfront investments with uncertain payback.
●	Our software is complex and may not perform as intended for all customers and partners, particularly at scale across many tenants and real-time channels.
●	We rely on third-party technologies and service providers for models, speech, telephony, cloud infrastructure, and payments. Disruptions, terminations, price increases, or unfavorable terms could harm our platform functionality, costs, and customer experience.
●	If our performance metrics, illustrative case studies, or internal concepts such as “Return on AI” are inaccurate, inconsistent, or misunderstood, our ability to manage the business and investor expectations may be adversely affected.
●	We depend on a small number of rapidly evolving foundation model providers, whose technology, safety choices, and business terms we do not control.
●	Our use of large language models (“LLMs”) exposes us to emerging attack vectors such as prompt injection, model “jailbreaking,” and adversarial inputs that may circumvent existing security and compliance controls.

Risks Related to Technology, Security, and Privacy

●	A security breach or unauthorized access to our systems or those of our third-party service providers could result in the loss, compromise, or unauthorized disclosure of customer data, harm our reputation, and subject us to significant liability and regulatory scrutiny.
●	If we fail to obtain, maintain, or timely remediate issues identified in security and compliance audits or certifications, including SOC 2, our reputation could be harmed, and we could lose customers or be unable to win new business.
●	We rely on our own AI Agent Operating System and AI agents to operate important aspects of our business, which may increase our exposure to operational, compliance, and reputational risks.

Risks Related to Intellectual Property

●	We may be sued by third parties for alleged infringement of their proprietary rights, which could adversely affect our business, results of operations and financial condition.
●	We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

Risks Related to Legal and Regulatory Matters

●	We are subject to the U.S. Foreign Corruption Practices Act, or FCPA, and similar anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

Risks Related to Tax Matters

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Risks Related to Ownership of Our Class A Common Stock

●	We are a “controlled company” within the meaning of The NYSE American LLC (“NYSE American”) and NYSE Texas, Inc. (“NYSE Texas”) rules because our founders beneficially own more than 50% of the voting power of our outstanding voting securities.
●	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
●	The market price of our Class A common stock may be volatile and may decline regardless of our operating performance, which could result in the loss of all or part of an investment in our Class A common stock.
●	Future sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
●	We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common stock less attractive to investors.
●	We incur significant increased costs and demands on management resources as a result of operating as a public company.
●	Our charter documents and Delaware law could delay or prevent a change in control that stockholders may consider favorable and may limit an investor’s ability to influence corporate matters.
●	We may need additional capital in the future, and any such financing may result in dilution to stockholders or impose operational or financial restrictions on us.
●	We have identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIDA GLOBAL INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash	$1,358,556	$2,317,761
Accounts receivable	76,038	101,667
Contract asset – unbilled usage	23,073	11,990
Prepaid expenses and other assets	641,088	321,437
Total current assets	2,098,755	2,752,855

Bitcoin	797,950	1,023,306
Capitalized software costs, net	2,403,209	2,362,313
Computer equipment, net	5,919	6,511
Other assets	1,454	1,454
Total assets	$5,307,287	$6,146,439

Liabilities and stockholders’ equity

Liabilities
Current liabilities:
Accounts payable	$316,147	$184,349
Accrued expenses	2,368	-
Credit card payable	77,207	107,807
Deferred revenue	28,542	29,440
Total current liabilities	424,264	321,596

Total liabilities	424,264	321,596

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 1,318,836 authorized; 1,242,635 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,243	1,243
Common stock, par value $0.001, 13,969,410 shares authorized, 6,084,208 and 5,426,400 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6,083	5,426
Additional paid-in capital	10,574,786	10,405,019
Accumulated deficit	(5,699,089)	(4,586,845)
Total stockholders’ equity	4,883,023	5,824,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,307,287	$6,146,439

The accompanying notes are an integral part of these unaudited condensed financial statements

VIDA GLOBAL INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	For the Three Months Ended
	March 31,
	2026	2025
REVENUE	$306,032	$35,663
Cost of revenue – exclusive of amortization of capitalized software costs shown separately	146,487	75,859
Amortization and depreciation	184,148	121,197
Sales and marketing expenses	231,172	110,712
General and administrative expenses	631,113	134,590

Total Operating Expenses	1,192,920	442,358

OPERATING LOSS	(886,888)	(406,695)

OTHER EXPENSE
Unrealized loss on bitcoin	225,356	115,338
Total other expenses	225,356	115,338

NET LOSS	(1,112,244)	(522,033)

Weighted average common shares outstanding, basic and diluted	4,429,508	3,203,331

Net loss per share attributable to common stockholders - basic and diluted	$(0.25)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIDA GLOBAL INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	631,336	$632	5,426,400	$5,426	$5,269,320	$(1,689,042)	$3,586,336
Stock-Based Compensation	-	-	-	-	121,381	-	121,381
Net loss	-	-	-	-	-	(522,033)	(522,033)
Balance at March 31, 2025	631,336	$632	5,426,400	$5,426	$5,390,701	$(2,211,075)	$3,185,684

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025	1,242,635	$1,243	5,426,400	$5,426	$10,405,019	$(4,586,845)	$5,824,843
Stock-Based Compensation	-	-	-	-	170,424	-	170,424
Restricted stock awards issued to directors	-	-	657,808	657	(657)	-	-
Net loss	-	-	-	-	-	(1,112,244)	(1,112,244)
Balance at March 31, 2026	1,242,635	$1,243	6,084,208	$6,083	$10,574,786	$(5,699,089)	$4,883,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIDA GLOBAL INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	FOR THE THREE MONTHS ENDED MARCH 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(1,112,244)	$(522,033)
Amortization and depreciation	184,148	121,197
Unrealized loss on bitcoin	225,356	115,338
Noncash operating lease expense	-	1,811
Stock-based compensation – restricted stock	109,487	52,881
Stock-based compensation – stock options	17,872	1,715
Changes in operating assets and liabilities:
Accounts receivable	25,629	16,629
Contract asset	(11,083)	-
Prepaid expenses and other assets	(236,801)	7,506
Accounts payable and credit card payable	18,348	5,408
Accrued expenses	2,368	-
Deferred revenue	(898)	7,324
Lease liability - operating	-	(1,811)
Net cash used in operating activities	(777,818)	(194,035)

Cash Flows From Investing Activities
Capitalized software costs	(181,387)	(118,292)
Net cash used in investing activities	(181,387)	(118,292)

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net change in cash	(959,205)	(312,327)

Cash - beginning of period	2,317,761	724,296
Cash - at end of period	$1,358,556	$411,969

Noncash investing and financing activities

Stock-based compensation capitalized as software costs	$43,065	$66,785
Change in prepaid equity issuance costs included in accounts payable	$82,850	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIDA Global Inc.

Notes to the Unaudited Condensed Financial Statements

For the three months ended March 31, 2026

1. Nature of Operations

VIDA Global Inc. (the “Company”) was incorporated in Delaware in 2022 and is headquartered in Cedar Park, Texas. The Company is a software as a service (“SaaS”) provider delivering a cloud-based AI agent operating system that enables enterprises, service providers, and resellers to build, deploy, and manage omnichannel AI agents that handle voice calls, text messages, emails, and web chat while automating business workflows at scale. These AI agents are used by telecom providers, managed service providers, and small and medium sized businesses across a range of industries to automate customer service, lead qualification, scheduling, sales, and other customer engagement tasks.

The Company operates as a single operating segment and a single reportable segment based on how its chief operating decision maker (“CODM”) reviews financial information and manages the business. Substantially all of the Company’s long-lived assets are located in the United States, and substantially all of the Company’s revenue is derived from customers located in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and presented in U.S. dollars under the accrual basis of accounting.

The Company’s condensed financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2025 included in the Company’s final prospectus dated May 14, 2026, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 18, 2026.

In the opinion of management, the accompanying interim condensed financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2026, and its results of operations and cash flows for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results that may be expected for the years ending December 31, 2026 and 2025.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the amounts reported and disclosed in the accompanying condensed financial statements and related footnotes, including fair value measurement of stock-based compensation, capitalized software costs including useful lives, impairment, and recoverability, and realizability of deferred tax assets. Actual results could differ from those estimates.

Due to the early stage of the Company’s operations and the rapidly evolving nature of its industry, it is at least reasonably possible that estimates made in preparing these condensed financial statements could change in the near term as new events occur, additional information becomes available or the Company’s operating environment changes. Such changes in estimates could be material to these condensed financial statements.

Revenue Recognition

Under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when control of the promised services is transferred to customers, in an amount that reflects the consideration expected in exchange for those services. Revenue is derived from SaaS subscriptions with fixed monthly billing terms, plus usage fees when customers exceed usage tiers.

Substantially all of the Company’s revenue is derived from subscription arrangements that provide customers with access to the Company’s cloud-based platform on a stand-ready basis over the contract term, which is typically one month. The Company’s performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company’s services.

The Company’s contracts generally renew automatically on a monthly basis and are cancellable by the customer with minimal notice. Consideration is typically billed in advance on a monthly basis based on the contracted subscription plan, with additional usage-based consideration billed monthly in arrears when customers exceed their contracted usage tiers. For the majority of the Company’s customers, amounts billed are collected immediately via credit card through a third-party payment processor. Starting in 2025, select customers were extended payment terms of 30 days. The Company has concluded that its contracts do not contain a significant financing component because the period between transfer of services and customer payment is generally one year or less.

The Company allocates the transaction price to the single performance obligation in the contract, which is access to the hosted platform, and recognizes revenue on a straight-line basis over the monthly service period. Variable consideration related to usage fees is recognized in the distinct monthly contract period the usage fees are incurred and the services are transferred utilizing the variable consideration allocation exception. Due to the timing of billing and use of the variable consideration allocation exception, variable consideration is not constrained.

Substantially all revenue is derived from a single revenue stream consisting of subscription and related usage-based fees from the Company’s cloud-based platform. Management, therefore, believes that the level of disaggregation presented in the condensed statements of operations appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Cost of Revenue

Cost of revenue consists primarily of software and related technology expenses incurred to operate, maintain, and support the Company’s software platform that is delivered to customers. These costs generally include third-party software licenses, hosting and cloud infrastructure fees, data and network services, and other technology costs directly associated with providing access to the Company’s platform.

Cost of revenue excludes expenses that are subject to capitalization, including internal and external costs incurred to develop or significantly enhance the underlying software platform or other capitalizable technology assets. Such capitalizable costs are recorded as capitalized software costs and are amortized to expense over their estimated useful lives, which is presented separately as a component of operating expenses on the condensed statements of operations. Cost of revenue also excludes general and administrative expenses, sales and marketing expenses, and other overhead costs that are not directly attributable to delivering the Company’s software platform to customers.

Effect of Stock Splits

On August 31, 2025, the Company effected a 2-for-1 stock split (the “August 2025 Stock Split”) of its common stock and preferred stock. In addition, in connection with the Company’s initial public offering (“IPO”) which closed on May 18, 2026, the Company effected a 3.57-for-1 stock split (the “May 2026 Stock Split”) of the Company’s common stock on May 14, 2026, the effective date of the registration statement used in connection with the IPO.

No fractional shares were issued in connection with the stock splits. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of preferred or common stock as a result of the stock splits instead received a number of shares rounded up to the nearest whole share. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s outstanding equity awards and warrants, as well as the applicable exercise price, except in cases where the applicable agreement provides otherwise. All share and per share amounts in the accompanying condensed financial statements have been retroactively adjusted to reflect the August 2025 Stock Split and the May 2026 Stock Split for all periods presented.

Contract Balances

Contract Liabilities (Deferred Revenue)

The Company records deferred revenue for amounts billed but not yet earned. Amounts are typically earned in the following month due to the Company’s monthly contract terms and billing practices.

The table below presents a roll forward of contract liabilities (deferred revenue) for the three months ended March 31, 2026 and 2025. All revenue associated with deferred revenue as of March 31, 2026 is expected to be recognized within one year and is therefore classified as current liability on the accompanying condensed balance sheet.

	2026	2025
Beginning balance	$29,440	$1,730
Revenue recognized	(184,324)	(34,275)
Billings	183,426	41,599
Ending balance	$28,542	$9,054

Contract Assets

The Company’s contract assets consist entirely of unbilled usage fees that arise when customers exceed their contracted usage tiers during the month but have not yet been invoiced. Such amounts are billed to customers in the month following the period in which the usage is incurred and are classified within current assets on the accompanying condensed balance sheets. As of March 31, 2026 and December 31, 2025, the contract asset balance was $23,073 and $11,990, respectively, representing usage fees earned but not yet invoiced as of those dates. As of March 31, 2025 and December 31, 2024, the Company did not have any contract assets from usage fees earned but not yet invoiced.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and represents uncollateralized amounts due from customers under customary trade credit terms. The Company receives payments from customers through a third-party payment processor and as a result records a receivable balance within accounts receivable from the third-party payment processor. As of March 31, 2026 and December 31, 2025, the Company’s accounts receivable balance included $17,942 and $4,508, respectively, due from the third-party payment processor. At March 31, 2026 and December 31, 2025, the accounts receivable balance also consisted of amounts owed by a limited number of customers under 30 day payment terms. At March 31, 2026 and December 31, 2025, the accounts receivable balance was $76,038 and $101,667, respectively. At March 31, 2025 and December 31, 2024, the accounts receivable balance was $3,211 and $19,840, respectively.

Allowance for Credit Losses

The carrying amount of accounts receivable and contract assets are recorded net of an allowance for credit losses, if any. The Company estimates expected credit losses on its accounts receivable and contract assets using the current expected credit loss model based on factors such as historical loss experience, the aging of receivables, the credit quality of its customers, current economic conditions and other applicable factors. In addition, the Company assumes that current conditions as of the balance sheet date will not change over the remaining life of the asset. Balances are written off when management determines that collection is not probable. Recoveries of amounts previously written off are recorded when received.

The Company did not record an allowance for credit losses for accounts receivable or contract assets as of March 31, 2026 or December 31, 2025 because expected credit losses were not material based on the Company’s limited loss history and the credit quality of its customers. In addition, no credit loss expense or recoveries income was recognized during the three months ended March 31, 2026 and 2025.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, bitcoin, and accounts receivable.

Cash is maintained with high quality financial institutions and, at times, such balances may exceed federally insured limits. The Company has not experienced any losses on such accounts, and management believes the Company is not exposed to significant credit risk on its cash balances. As of March 31, 2026 and December 31, 2025, balances held as Cash at these financial institutions were $1,358,556 and $2,317,761 respectively.

As of March 31, 2026 and December 31, 2025, the majority of the Company’s bitcoin holdings were held by a third party custodian. The holdings are not insured by the Federal Deposit Insurance Company (FDIC) or protected by the Securities Investor Protection Corporation (SIPC). The concentration of bitcoin holdings limits the risk mitigation that could be achieved if the Company were to purchase a more diversified portfolio of investments. The Company’s strategy of acquiring and holding bitcoin creates exposure to counterparty risks with respect to the custody of its bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. The Company is relying on the custodian’s internal controls and compliance with SOC 2 Type 2 standards. A disruption in the operations or a breach of security at the custodian could have a material adverse effect on the Company’s financial position. Additionally, the price of bitcoin has historically experienced significant price volatility, and a significant decline in the fair value of bitcoin would adversely affect the Company’s financial condition and results of operations.

At March 31, 2026, concentration of credit risk with respect to accounts receivable was primarily from two larger customers accounting for 64% of the balance. No other customer balance was over 10% of the total accounts receivable balance. At December 31, 2025, concentration of credit risk with respect to accounts receivable was primarily from one large customer accounting for 65% of the balance. No other customer balance was over 10% of the total accounts receivable balance.

At March 31, 2026, concentration of credit risk with respect to the unbilled usage contract assets was from one customer accounting for 77% of the unbilled usage contract asset. No other customer was over 10% of the unbilled usage balance. At December 31, 2025, concentration of credit risk with respect to the unbilled usage contract assets was from one customer accounting for 73% of the unbilled usage contract asset. No other customer was over 10% of the unbilled usage balance.

The Company also has concentration risk related to its revenues. For the three months ended March 31, 2026, two customers accounted for approximately 43% of revenue, with one customer representing approximately 33% of revenue while the other represents approximately 10% of revenue. For the three months ended March 31, 2025, one customer accounted for approximately 20% of revenue. While the Company continues to pursue diversification of its customer base, the loss of, or significant reduction in business from, either of these major customers could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the condensed statements of operations. Advertising expenses were $81,936 and $37,843 for the three months ended March 31, 2026 and 2025, respectively.

Long-Lived Assets and Impairment

The Company evaluates long-lived assets, which consist primarily of capitalized software costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Indicators of impairment may include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or its physical condition, a significant adverse change in legal factors or in the business climate, or current period operating or cash flow losses combined with a history of such losses or projections of continuing losses.

Recoverability of long-lived assets is assessed by comparing the carrying amount of the asset group to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the asset’s fair value. Fair value is generally determined using discounted cash flow models or other valuation techniques.

Based on operating losses and negative cash flows from operations as of March 31, 2026 and December 31, 2025, management evaluated the carrying amount of the capitalized software costs for impairment and determined that none was necessary based on the following factors:

(1) Continued usage and development of the Company’s single software platform.

(2) Increased revenues experienced in 2025 and to date in 2026 as well as additional increases expected in future periods based on executed customer contracts and forecasted sales.

As such, the Company did not recognize any impairment charges on long-lived assets for the three months ended March 31, 2026 or 2025.

Bitcoin and Digital Assets

The Company holds bitcoin as part of its treasury strategy. Bitcoin is accounted for as a digital asset and is presented separately within long-term assets on the accompanying condensed balance sheets. The Company measures its bitcoin holdings at fair value on a recurring basis using quoted prices in active markets (Level 1 within the fair value hierarchy). See Note 4 for more information. Changes in the fair value of bitcoin, including both realized gains and losses on sale and unrealized gains and losses arising from remeasurement, are recorded in other income (expense) in the condensed statements of operations. Transaction costs incurred to acquire bitcoin are expensed as incurred. The Company does not hold digital assets on behalf of customers.

The Company uses the First-in, First-out (FIFO) method as its standard cost basis method for its bitcoin for accounting and reporting purposes. Under the FIFO method, the earliest bitcoin acquired are treated as the first ones sold or used, so the oldest cost layers are utilized first when calculating cost basis and gains and losses resulting from the sale or disposal of bitcoin assets.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting bases and the tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is established if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, the Company evaluates all available positive and negative evidence, including historical operating results, forecasts of future taxable income, reversal of existing temporary differences, and tax planning strategies. The Company has incurred net operating losses since inception and has recorded a full valuation allowance against its deferred tax assets.

The Company recognizes the effect of an income tax position only if it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. Unrecognized tax benefits, if any, are recorded as a liability and adjusted in the period in which new information becomes available. Interest and penalties related to uncertain tax positions, if any, are recognized as a component of income tax expense in the condensed statements of operations.

The Company’s income tax returns remain subject to examination by tax authorities for all periods since inception. The Company had no income taxes paid during the three months ended March 31, 2026. Additionally, the Company did not recognize any income tax expense during the three months ended March 31, 2026, due to the Company’s net losses incurred during the period. Further, as of March 31, 2026, the Company did not have any deferred tax assets or deferred tax liabilities due to its full valuation allowance.

The Company had no income taxes paid during the three months ended March 31, 2025. Additionally, the Company did not recognize any income tax expense during the three months ended March 31, 2025, due to the Company’s net losses incurred during the period. Further, as of December 31, 2025, the Company did not have any deferred tax assets or deferred tax liabilities due to its full valuation allowance.

Recently Issued Accounting Pronouncements

In 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires public business entities to disaggregate specified expense captions (such as certain inventory-related costs and employee compensation) in the notes, using either a cost-incurred or expense-incurred basis, to provide greater transparency into the components of operating expenses.

The amendments are effective for public business entities for annual periods beginning after December 15, 2026 (with interim period requirements beginning thereafter) and allows prospective or retrospective adoption with early adoption permitted. The Company has not early adopted ASU 2024-03 and is evaluating the impact of the guidance but does not expect adoption to have a material effect on its financial position or results of operations; however, the Company expects additional disaggregation disclosures of certain income statement expense captions in the notes to the financial statements.

In 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes the accounting for internal-use software costs to reflect the evolution of current software development practices, including the widespread use of incremental and iterative development approaches such as agile. Under previous guidance, internal-use software costs were capitalized based on prescribed, sequential “project stages” (preliminary, application development, and post-implementation). The new ASU eliminates all references to project stages and instead requires entities to begin capitalizing internal-use software costs only when (i) management has authorized and committed to funding the project and (ii) it is probable the project will be completed and the software will be used as intended (the “probable-to-complete” recognition threshold). The ASU also supersedes existing website development guidance in Subtopic 350-50 and incorporates applicable website-related recognition and cost guidance directly into Subtopic 350-40.

ASU 2025-06 is effective for public business entities beginning after December 15, 2027, with early adoption permitted. Entities may adopt the guidance on a prospective, modified retrospective, or full retrospective basis. The Company has not early adopted ASU 2025-06 and is evaluating the impact of the guidance but does not expect adoption to materially change the nature of costs eligible for capitalization or the point at which software is considered substantially complete and ready for its intended use.

The Company has evaluated other recently issued accounting pronouncements and does not expect any such standards to have a material impact on its financial position, results of operations, or cash flows.

3. Bitcoin and Digital Assets

Below is a rollforward of the bitcoin held for the three months ended March 31, 2026 and 2025. The USD column reflects the fair market value of the bitcoin held by the Company as of the period end (March 31st) dates, along with the fair value at the point in time of purchase, contribution, or sale for the respective transactions completed throughout the course of the periods presented.

Bitcoin Holdings	BTC	USD
December 31, 2024	10.617	$992,437
Purchases	-	-
Sale proceeds	-	-
Unrealized loss on bitcoin	-	(115,338)
Realized gain on bitcoin	-	-
March 31, 2025	10.617	$877,099

December 31, 2025	11.690	$1,023,306
Purchases	-	-
Sale proceeds	-	-
Unrealized loss on bitcoin	-	(225,356)
Realized gain on bitcoin	-	-
March 31, 2026	11.690	$797,950

Below is a breakdown of the cost of the bitcoin acquired, as well as the unrealized gain that in total reflects the fair market value on the condensed balance sheets.

	March 31,	December 31,
	2026	2025
Cost Basis	$570,659	$570,659
Unrealized Gain	$227,291	$452,647
Total fair market value of bitcoin held	$797,950	$1,023,306

4. Fair Value of Financial Instruments

The Company applies the fair value hierarchy established in ASC 820, Fair Value Measurement, which prioritizes the inputs used to measure fair value into three levels.

●	Level 1 inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2 inputs are observable inputs other than quoted prices included in Level 1.

●	Level 3 inputs are unobservable inputs.

The Company’s financial instruments primarily consist of cash, bitcoin, accounts receivable, accounts payable, and credit card payable. The carrying amounts of cash, accounts receivable, accounts payable, and credit card payable approximate their fair values because of the short-term nature of these instruments.

Recurring Measurement

Bitcoin is measured at fair value on a recurring basis, as described above, using quoted prices in active markets (Level 1). As of March 31, 2026 and December 31, 2025, the Company did not have any financial instruments measured at fair value that were classified as Level 2 or Level 3. See Note 3 for more information regarding the Company’s bitcoin.

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

As of March 31, 2026

(in USD)	Level 1	Level 2	Level 3	Total
Bitcoin	$797,950	$-	$-	$797,950

As of December 31, 2025

(in USD)	Level 1	Level 2	Level 3	Total
Bitcoin	$1,023,306	$-	$-	$1,023,306

5. Capitalized Software Costs, Net

The Company’s capitalized software costs, net consist of the following at March 31, 2026 and December 31, 2025:

		March 31,	December 31,
Category	Useful Life	2026	2025
Software costs	5 years	$3,680,515	$3,456,063
Less: accumulated amortization		(1,277,306)	(1,093,750)
Capitalized software costs, net		$2,403,209	$2,362,313

Amortization expense was $183,556 and $121,197 for three months ended March 31, 2026 and 2025, respectively. Total capitalized software development costs were $224,452 and $185,077 for the three months ended March 31, 2026 and 2025, respectively. These amounts are inclusive of $43,065 and $66,785 of stock-based compensation capitalized for the three months ended March 31, 2026 and 2025, respectively.

6. Computer Equipment, Net

Computer equipment, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Computer equipment, at cost	$7,102	$7,102
Less: accumulated depreciation	(1,183)	(591)
Computer equipment, net	$5,919	$6,511

Depreciation expense for the three months ended March 31, 2026 and 2025, was $592 and $0, respectively. The computer equipment was placed in service during the year ended December 31, 2025 and represents the first year of depreciation.

7. Leases

The Company leases office space under noncancelable operating leases.

Short-term Office Leases

Starting in November 2025, the Company utilizes office space via a 12-month operating lease which includes no long-term obligation. Rent related to short-term leases is recorded on a monthly basis as the expense is incurred and no liability is recognized on the balance sheets related to these leases as the Company has elected the short-term lease practical expedient.

Long-term Office Lease

In November 2024, the Company entered into a 13-month noncancellable operating lease for office space. Upon lease commencement, the Company recognized a ROU asset and a corresponding operating lease liability. The lease was not renewed upon completion of the 13-month term (ending November 30, 2025) and the ROU asset and associated lease liability were $0 as of December 31, 2025.

Because the discount rate implicit in the lease was not readily determinable, the Company estimated its incremental borrowing rate using information about the Company’s credit profile, market yields on debt instruments with similar maturities, and the term of the lease. The Company applied this incremental borrowing rate of 7.5 percent in measuring the lease liability at the commencement date.

Lease cost and cash flow information

Lease cost for the three months ended March 31, 2026 and 2025 consisted of the following:

Lease cost component	2026	2025
Operating lease cost	$-	$1,811
Short term lease cost	$2,582	$-
Total lease cost	$2,582	$1,811

Lease cost is included within general and administrative expenses in the condensed statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $0 and $1,811 for the three months ended March 31, 2026 and 2025, respectively.

8. Stockholders’ Equity

The Company’s common stock and preferred stock consist of the following at March 31, 2026 and December 31, 2025. There was a 2-for-1 stock split of common and preferred shares on August 31, 2025. In addition, in connection with the Company’s IPO which closed on May 18, 2026, the Company effected a 3.57-for-1 stock split of the Company’s common stock on May 14, 2026, the effective date of the registration statement used in connection with the IPO. The impact of these stock splits have been retroactively applied to all periods presented within the accompanying condensed financial statements, including all earnings per share calculations.

Common Stock

	March 31,	December 31,
Description	2026	2025
Authorized shares	13,969,410	13,969,410
Issued and outstanding	6,084,208	5,426,400
Par value per share	0.001	0.001

Preferred Stock

	March 31,	December 31,
Series Seed 1	2026	2025
Authorized shares	516,298	516,298
Issued and outstanding	516,298	516,298
Par value per share	0.001	0.001

	March 31,	December 31,
Series Seed 2	2026	2025
Authorized shares	115,038	115,038
Issued and outstanding	115,038	115,038
Par value per share	0.001	0.001

	March 31,	December 31,
Series A	2026	2025
Authorized shares	687,500	687,500
Issued and outstanding	611,299	611,299
Par value per share	0.001	0.001

Prepaid Equity Issuance Costs

The Company has recorded $607,903 and $291,536 of costs incurred in connection with its IPO as a prepaid expense on the accompanying condensed balance sheets as of March 31, 2026 and December 31, 2025, respectively. Of these costs, $217,983 and $135,133 remains in accounts payable as of March 31, 2026 and December 31, 2025, respectively. These costs consist primarily of legal and professional fees that are directly attributable to the equity offering which was completed in May 2026.

In accordance with ASC 340-10, incremental costs directly associated with a planned equity offering are deferred and recorded as an asset when it is probable that the offering will occur. Upon completion of the IPO, these deferred costs were reclassified from prepaid expenses and recorded as a reduction of the gross proceeds received, reflected within additional paid-in capital (APIC) in stockholders’ equity. No amortization or expense is recognized during the deferral period.

Series A Preferred Stock Financing

In August 2025, the Company completed a Series A preferred stock financing, issuing 611,299 shares of Series A preferred stock, with a par value of $0.001 per share, at a price of $6.54627 per share, resulting in total gross proceeds of $4,001,728. Also, in connection with the Series A financing, the Company issued common stock warrants to Series A investors and to certain existing preferred stockholders. These warrants are exercisable for an aggregate of 893,393 shares of common stock at an exercise price of $0.003 per share. Because the Series A preferred shares were issued together with the Company’s Series A Warrants (as defined below) as part of a bundled financing arrangement, the Company allocated the total Series A proceeds between the preferred shares and the warrants using the relative fair value method. Based on this allocation approach, the Company assigned $3,396,563 of the Series A proceeds to the Series A preferred shares, with the remainder allocated to the equity-classified Series A Warrants.

In connection with the Series A financing, the Company effected a 2 for 1 forward stock split of its common stock and preferred stock on August 31, 2025. As a result of the stock split, each share of common and preferred stock outstanding at the time of the split was split into two shares, and the number of shares of common stock reserved for issuance under the Company’s equity incentive plan and upon the exercise or conversion of outstanding equity awards and other equity linked securities was proportionately increased.

In addition to the Series A financing discussed above, in November 2025, the Company completed a rebalancing of its common stock, whereby one individual surrendered 1,148,055 shares of common stock to the Company, at which time the Company immediately cancelled and retired the shares. The Company also issued 574,027 shares of common stock each to two stockholders (for total shares issued of 1,148,055) at a purchase price of $0.26 per share. Of each stockholder’s shares, 466,396 are considered fully vested at the time of grant, while the remaining shares vest evenly on a monthly basis following the date of grant with all shares becoming fully vested on July 15, 2026.

In connection with the transactions above, the Company also modified its Certificate of Incorporation during 2025 to increase its authorized common stock shares to 13,969,410 and its authorized preferred stock shares to 1,318,836, of which 516,298 shares are designated as Series Seed 1 shares, 115,038 shares are designated as Series Seed 2 shares, and 687,500 shares are designated as Series A shares. Additionally, the Company modified its 2022 Equity Incentive Plan, first increasing the common stock shares reserved under the plan to 2,447,046 but then subsequently decreasing it to 1,298,991 shares.

Holders of common stock are entitled to one vote per share and to receive dividends when and if declared by the Board of Directors, subject to the rights of any preferred stock then outstanding. No dividends had been declared or paid on common stock during the three month periods ended March 31, 2026 or 2025.

The preferred stock were convertible into common stock at the option of the holder at any time after issuance at an initial conversion ratio of one-for-one, subject to adjustment for stock dividends, stock splits, combinations and other recapitalizations and for certain dilutive issuances, as set forth in the Company’s Amended and Restated Certificate of Incorporation.

Each share of preferred stock was to automatically convert into common stock upon the closing of the sale of shares of the Company’s common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act at a per share price of at least five times the Series Seed-1 original issue price and resulting in at least $50,000,000 of gross proceeds to the Company, in connection with which the common stock is listed for trading on a national securities exchange approved by the Board of Directors, including the preferred director. Preferred stock was to also automatically convert into common stock upon the date and time, or the occurrence of an event, specified by vote or written consent of the “Requisite Holders,” defined as the holders of at least 63 percent of the outstanding shares of Series Seed-1 preferred stock.

Holders of preferred stock were entitled to receive, out of any funds legally available therefor and only when, as and if declared by the Board of Directors, noncumulative dividends at the rate of 8 percent of the applicable original issue price per share, prior and in preference to any declaration or payment of any other dividends on shares of capital stock other than dividends on common stock payable solely in additional shares of common stock. In addition, if the Company declared or paid any dividends or other distributions on the common stock or on any class or series of stock that is convertible into common stock, the holders of preferred stock were entitled to receive an additional dividend or distribution on an as-converted basis, such that they would have received the same dividend or distribution they would have received if all shares of preferred stock had been converted into common stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a deemed liquidation event as defined in the Amended and Restated Certificate of Incorporation, the holders of preferred stock were entitled to receive, prior and in preference to any distribution to the holders of common stock, an amount per share equal to the greater of (i) one times the applicable original issue price per share plus any declared but unpaid dividends, or (ii) the amount that would have been payable with respect to such share if all shares of preferred stock were converted into common stock immediately prior to such event. If, upon such liquidation, dissolution, winding up or deemed liquidation event, the assets or proceeds available for distribution were insufficient to permit the full payment of such amounts, the available assets and proceeds would have been distributed among the holders of preferred stock on a pro rata basis in proportion to the full preferential amounts to which they were entitled. After payment in full of the amounts that would have been required to be distributed to the holders of preferred stock, the remaining assets of the Company, if any, would have been distributed among the holders of common stock on a pro rata basis. The preferred stock ranked senior to the common stock with respect to dividend rights and rights on liquidation. The liquidation value of Series Seed 1 preferred stock was $3,231,354 as of March 31, 2026 and December 31, 2025. The liquidation value of the Series Seed 2 was $599,992 as of March 31, 2026 and December 31, 2025. The liquidation value of the Series A preferred stock was $4,001,728 as of March 31, 2026 and December 31, 2025. Combined liquidation value of all preferred stock as of March 31, 2026 and December 31, 2025 was $7,833,074.

All classes of preferred stock voted together with the common stock on an as-converted basis and, so long as any preferred stock remained outstanding, had certain protective rights that required the written consent or affirmative vote of the Requisite Holders, voting as a separate class, for specified significant corporate actions. These actions included, among other things, (i) any liquidation, dissolution or winding up of the Company or any merger, consolidation or other deemed liquidation event, (ii) amending the Amended and Restated Certificate of Incorporation or bylaws in a manner that adversely affected the powers, preferences or rights of the preferred stock, (iii) creating, authorizing or issuing any new class or series of capital stock that was senior to or on parity with the preferred stock, or changing the authorized number of shares of common stock or preferred stock, (iv) declaring or paying dividends or making other distributions on, or purchasing or redeeming, shares of capital stock other than as expressly permitted, (v) adopting or materially amending equity compensation plans or issuing equity or equity-linked awards outside such plans without Board approval including the preferred director, (vi) incurring indebtedness for borrowed money above specified thresholds or granting certain liens, (vii) entering into certain related party transactions, and (viii) changing the authorized size of the Board of Directors or altering the director election structure.

Additional Paid-in Capital

Additional paid-in capital primarily reflects amounts received from founders and investors in excess of the par value of the Company’s common and preferred stock.

Warrants

Description of Warrants

In connection with the Company’s Series A financing completed in August 2025, the Company issued warrants to select stockholders to purchase an aggregate of 893,393 shares of common stock (the “Series A Warrants”). The Series A Warrants have an exercise price of $0.003 per share, are exercisable upon vesting (as described below), and expire ten years from the issuance date, unless earlier terminated pursuant to a change in control as defined in the warrant agreements. The Series A Warrants vest upon the earlier of: 1) the Company achieving a public market capitalization of at least $100 million, or 2) a determination by the Company’s Board of Directors that the Company’s enterprise value is at least $100 million.

All Series A Warrants were issued in connection with the Series A closing on August 31, 2025, which represents the common grant and measurement date for valuation purposes.

The Company evaluated the Series A Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Management concluded that the Series A Warrants are: 1) indexed to the Company’s own stock, and 2) meet all conditions for equity classification, including that settlement is in a fixed number of shares and does not require cash settlement. Accordingly, the Series A Warrants are classified as equity and recorded within additional paid-in capital on the statement of stockholders’ equity. As equity-classified instruments, the Series A Warrants are not subsequently remeasured.

Because the Series A Warrants are equity-classified and were issued together with the Company’s Series A preferred stock in a bundled financing, the Company allocated a portion of the Series A proceeds to the Series A Warrants using the relative fair value method, with the offset recorded as a reduction to proceeds attributed to the Series A preferred stock. The fair value of the Series A Warrants was determined utilizing a backsolve option pricing model based on the Series A transaction price along with a Monte Carlo simulation which accounted for the Series A Warrants as market-conditioned awards based on the $100 million market capitalization or enterprise value vesting condition.

The grant-date fair value of the Series A Warrants was determined as follows:

●	Fair value per warrant share: $0.80

●	Total fair value of warrants issued: $712,977

As a result, a fair value of $605,165 was assigned to the Series A Warrants under the relative fair value method for purposes of allocating the total $4,001,728 Series A financing proceeds.

Warrant Activity

The following table summarizes warrant activity for the three months ended March 31, 2026:

	Number of	Weighted- Average
	Shares	Exercise Price
Outstanding at December 31, 2025	893,393	$0.003
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2026	893,393	$0.003

With the warrants being issued in connection with the Series A Financing in August 2025, there was no warrant activity for the three-month period ended March 31, 2025. All warrants outstanding at March 31, 2026 and December 31, 2025 were unexercised and unvested.

Significant Estimates and Judgments

The valuation of the Series A Warrants required the use of significant assumptions, including expected volatility, risk-free interest rate, and the probability of achieving the market-based vesting condition.

Key assumptions used in the valuation included:

●	Option pricing model expected term: 1.5 years

●	Warrant expected term: 10.0 years

●	Volatility: 70%

●	Risk-free interest rate: 4.23%

●	Dividend yield: 0%

●	Simulation inputs: 100,000 paths with monthly time steps

9. Stock-Based Compensation

During the three months ended March 31, 2026, the Company maintained the VIDA Global Inc. 2022 Equity Incentive Plan (the “Plan”) under which it was able to grant stock options, restricted stock awards, restricted stock units and other equity-based awards to employees, directors, and consultants. As of March 31, 2026, a total of 1,731,211 shares of common stock were reserved for issuance under the Plan, of which 361,652 shares remained available for future grant as of that date.

In April 2026, the Company’s board of directors and stockholders adopted the 2026 Omnibus Equity Incentive Plan (the “2026 Plan”). The 2026 Plan came into existence and became effective upon the effectiveness of the registration statement in connection with the IPO, after which no further grants will be made under the Plan. See Note 14 Subsequent Events for additional information.

Stock Options

Stock options are granted with an exercise price equal to at least the estimated fair value of the Company’s common stock on the date of grant, as determined by the Board of Directors with reference to contemporaneous third-party valuations and other factors. Options generally vest over four years with a one-year cliff and have a contractual term of ten years.

The fair value of stock options is estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions:

For the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,	March 31,
	2026	2025
Expected Term (in years)	N/A	5.85
Expected Volatility	N/A	69.16%
Risk-free interest rate	N/A	4.14%
Expected dividend yield	N/A	0.00%
Grant date fair value	N/A	$0.85

A summary of stock option activity under the Plan for the three months ended March 31, 2026 and 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2024	8,568	$0.22	9.22
Granted	145,192	0.12
Exercised	-	-
Forfeited / cancelled	-	-
Outstanding at March 31, 2025	153,760	$0.13	9.88

Outstanding at December 31, 2025	711,751	$0.23	9.66
Granted	-	-
Exercised	-	-
Forfeited / cancelled	-	-
Outstanding at March 31, 2026	711,751	$0.23	9.42
Exercisable at March 31, 2026	58,017	$0.13	8.88

During the three months ended March 31, 2026 and 2025, stock-based compensation from stock options totaled $24,787 and $1,715, respectively. For the three months ended March 31, 2026, $12,535 was expensed as a component of sales and marketing expense and $5,337 was expensed as a component of general and administrative expense on the condensed statement of operations while the remaining $6,915 was capitalized as a component of capitalized software costs. For the three months ended March 31, 2025, $1,513 was expensed as a component of sales and marketing expense and $202 was expensed as a component of general and administrative expense on the condensed statement of operations. No amounts were capitalized as a part of capitalized software costs for the three months ended March 31, 2025.

At March 31, 2026 and December 31, 2025, the aggregate intrinsic value of stock options outstanding was approximately $330,000 and $267,000, respectively. At March 31, 2026 and December 31, 2025, the aggregate intrinsic value of stock options exercisable was approximately $33,000 and $23,000, respectively.

As of March 31, 2026, total unrecognized compensation cost related to stock options was $302,919, which is expected to be recognized over a weighted average period of 3.34 years.

Restricted Stock Awards

The Company has also granted restricted common stock awards with varying vesting periods between 10 and 48 months based on continued service. The grant date fair value of these awards is based on the estimated fair value of the Company’s common stock on the grant date. Some of these common stock awards were restricted upon issuance while others were originally issued unrestricted but became restricted subsequent to issuance.

A summary of unvested restricted stock awards for the periods ended March 31, 2026 and 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Fair Value Aggregate
Unvested at December 31, 2024	2,326,451	$0.45	$1,038,288
Granted	-	-	-
Vested	(272,213)	0.42	(115,421)
Forfeited / cancelled	-	-	-
Unvested at March 31, 2025	2,054,238	$0.45	$922,867

Unvested at December 31, 2025	1,118,013	0.48	531,548
Granted	657,808	0.69	456,044
Vested	(290,155)	0.45	(131,405)
Forfeited / cancelled	-	-	-
Unvested at March 31, 2026	1,485,666	$0.58	$857,108

As of March 31, 2026, total unrecognized compensation cost related to unvested restricted stock was $788,613, which is expected to be recognized over a weighted average period of 2.52 years.

During the three months ended March 31, 2026, stock-based compensation from restricted stock totaled $145,637 of which $36,150 was capitalized as a component of capitalized software costs and the remaining $109,487 was expensed as a component of general and administrative expense on the condensed statement of operations. During the three months ended March 31, 2025, stock-based compensation from restricted stock totaled $119,666, of which $66,785 was capitalized as a component of capitalized software costs and the remaining $52,881 was expensed as a component of general and administrative expense on the condensed statement of operations.

10 Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding, excluding shares of unvested restricted common stock. Shares of restricted stock as well as the Series A Warrants are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. The Series A Warrants are included in the calculation of diluted earnings per share to the extent that the warrants are dilutive and vesting conditions have been satisfied. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted net loss per common share is the same for the three months ended March 31, 2026 and 2025 because all stock options, unvested restricted common stock, and warrants are anti-dilutive.

EPS Computation	Three months ended March 31, 2026	Three months ended March 31, 2025
Net loss available to common shareholders	$(1,112,244)	$(522,033)

Weighted-average common shares - basic	4,429,508	3,203,331

Effect of dilutive stock option	-	-
Effect of dilutive unvested restricted stock	-	-
Weighted-average common shares – diluted	4,429,508	3,203,331

Loss per share, basic	$(0.25)	$(0.16)
Loss per share, diluted	$(0.25)	$(0.16)

The following are excluded from the calculation of diluted loss per share as their effect is antidilutive:

As of March 31, 2026:

●	Convertible preferred stock (as converted to common stock):

◌	Series Seed 2 Preferred stock: 115,038 shares

◌	Series Seed 1 Preferred stock: 516,298 shares

◌	Series A Preferred stock: 611,299 shares

●	Stock options: 711,751 options outstanding

●	Unvested restricted stock awards: 1,485,666 shares

●	Series A Warrants: 893,393 shares, unvested

As of March 31, 2025:

●	Convertible preferred stock (as converted to common stock):

◌	Series Seed 2 Preferred stock:115,038 shares

◌	Series Seed 1 Preferred stock: 516,298 shares

●	Stock options: 153,760 options outstanding

●	Unvested restricted stock awards: 2,054,238 shares

All share and per share amounts have been retroactively adjusted to reflect the 2-for-1 forward stock split effected on August 31, 2025, and the 3.57-for-1 forward stock split effected on May 14, 2026 in connection with the Company’s IPO, in accordance with ASC 260.

11. Commitments and Contingencies

The Company is subject to various claims, legal proceedings and investigations in the ordinary course of business. The Company accrues a liability for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the Company was not involved in any legal proceedings that, in the opinion of management, were expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In the normal course of business, the Company enters into noncancelable contracts with certain vendors for services such as cloud hosting, software subscriptions and support. As of March 31, 2026, future minimum noncancelable purchase commitments under three software agreements was $57,912 due within one year.

The Company’s standard customer and vendor agreements may include provisions under which the Company agrees to indemnify the counterparty for certain losses arising from claims of intellectual property infringement, breaches of representations and warranties, or other specified risks. These indemnification obligations are typically subject to limitations. The Company has not incurred any material costs as a result of such indemnifications and has not recorded any related liabilities as of March 31, 2026 or December 31, 2025.

12. Related Party Transactions

There were no related party transactions as of March 31, 2026 and December 31, 2025.

13. Segment and Geographic Information

The Company operates as a single operating and reportable segment which derives revenue from subscription and related usage-based fees from the Company’s cloud-based SaaS platform. The CODM, who is the Company’s Chief Executive Officer (CEO), reviews financial information and makes operating decisions for the Company as a whole.

The CEO regularly reviews revenues, gross profit, net income and current assets in evaluating segment performance.

The significant segment expense categories and other segment items provided to the CODM and included in the measure of segment profit or loss are presented below.

	Three Months Ended March 31,
	2026	2025
Revenue	$306,032	$35,663
Cost of revenue - exclusive of amortized capitalized software costs shown separately	146,487	75,859
Amortization and depreciation	184,148	121,197
Sales and Marketing - Employee Compensation and Benefits (excluding Stock based compensation)	111,997	32,356
Sales and Marketing – Stock based compensation	12,535	1,513
Sales and Marketing - Other	106,640	76,843
Sales and Marketing - Total	$231,172	$110,712
General and Administrative – Employee Compensation and Benefits (excluding Stock based compensation)	252,523	60,667
General and Administrative – Stock based compensation	114,824	53,083
General and Administrative - Other	263,766	20,840
General and Administrative - Total	$631,113	$134,590
Operating loss	(886,888)	(406,695)
Net loss	$(1,112,244)	$(522,033)

Segment net loss includes realized and unrealized losses on bitcoin.

The CODM also reviews the following balance sheet items as part of performance monitoring and resource allocation decisions:

	March 31,	December 31,
	2026	2025
Cash	$1,358,556	$2,317,761
Bitcoin	$797,950	$1,023,306
Capitalized software cost, net	$2,403,209	$2,362,313
Total assets	$5,307,287	$6,146,439

Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding financial statement line items.

Substantially all of the Company’s long-lived assets are located in the United States, and substantially all of the Company’s revenue is derived from customers located in the United States.

14. Subsequent Events

The Company has evaluated subsequent events through June 26, 2026, which is the date the condensed financial statements were issued.

Adoption of Equity Incentive Plan

In April 2026, the Company’s board of directors and stockholders adopted the 2026 Plan. The general purpose of the 2026 Plan is to provide a means for eligible employees, officers, non-employee directors and other service providers to develop a sense of proprietorship and personal involvement in the Company’s development and financial success, and to encourage them to devote their best efforts to the Company’s business, thereby advancing the Company’s interests and the interests of its stockholders. By means of the 2026 Plan, the Company seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the Company’s success. The 2026 Plan came into existence and became effective upon the effectiveness of the registration statement in connection with the IPO, after which no further grants will be made under the Plan.

Initial Public Offering

On May 18, 2026, the Company completed its IPO in which the Company issued and sold 3,750,000 shares of its Class A common stock at a public offering price of $4.00 per share, which resulted in net proceeds of approximately $12.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. On May 27, 2026, the Company issued and sold an additional 312,500 shares of its Class A common stock at a public offering price of $4.00 per share pursuant to the underwriter’s partial exercise of its over-allotment option granted in connection with the IPO. This resulted in additional net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As a result of the proceeds received from the Company’s IPO, it is probable that the Company will be able to meet its obligations when due within one year after the date the financial statements are issued.

In connection with the IPO, the Company’s second amended and restated certificate of incorporation became effective in Delaware and the Company adopted its amended and restated bylaws, each immediately after the effectiveness of the registration statement used in connection with the IPO. In connection therewith, the Company also reclassified certain of its outstanding common stock as Class B common stock, converted all outstanding shares of its Series Seed-1, Series Seed-2 and Series A preferred stock to Class A common stock, and effected a 3.57-for-1 stock split (as described below). Pursuant to the foregoing, outstanding warrants and stock options, if and when exercised, will be exercisable for Class A common stock.

The Company’s board of directors and the holders of outstanding shares of the Company’s capital stock entitled to vote thereon approved a stock split of the Company’s issued and outstanding shares of common stock at a ratio of 3.57-for-1, effective immediately after the effectiveness of the registration statement used in connection with the IPO. No fractional shares of common stock were issued in connection with such stock split, and all such fractional interests were rounded up to the nearest whole number. Issued and outstanding stock options and warrants were split on the same basis and exercise prices were adjusted accordingly. All share and per share amounts in the accompanying condensed financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

On May 18, 2026, the Company issued to The Benchmark Company, LLC or its designees warrants to purchase up to a total of 187,500 shares of the Company’s Class A common stock in connection with the IPO and on May 27, 2026, the Company issued to The Benchmark Company, LLC or its designees warrants to purchase up to a total of 15,625 additional shares of the Company’s Class A common stock pursuant to the underwriter’s partial exercise of its over allotment option in connection with the IPO (collectively, the “Representative’s Warrants”). The Representative’s Warrants are exercisable at $4.80 per share, are initially exercisable beginning on November 14, 2026, and will expire on May 14, 2031.

Grant of Stock Options

On June 19, 2026, the Company issued an employee 238,134 stock options with an exercise price of $4.23. One fourth of the options vest on May 11, 2027, and the remaining options vest over the following thirty-six (36) months in equal monthly installments. The options expire on June 19, 2036.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this report, the terms “our,” “we,” “us,” “Vida,” and the “Company” refer to VIDA Global Inc. References to our “management” or our “management team” refer to our officers and directors. Investors should read the following discussion and analysis of our financial condition and operating results together with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto as disclosed in our final prospectus dated May 14, 2026, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 18, 2026 (the “Prospectus”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this report captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as the section titled “Risk Factors” in our Prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

VIDA Global Inc. is building a cloud-based AI agent operating system that enables enterprises, service providers, and resellers to build, deploy, and manage omnichannel AI agents that handle voice calls, text messages, emails, and web chat while automating business workflows at scale. Our platform is designed to connect to systems companies already rely on, including phones, customer relationship management (“CRMs”), ticketing tools, calendars, and billing systems, and to support use cases such as recovering missed calls, qualifying leads, scheduling and confirming appointments, triaging support tickets, maintaining CRM accuracy, and initiating payments.

We are in the early stages of commercialization and have a limited operating history. Our results to date reflect significant investment in product development and go-to-market capabilities, as well as early customer and partner deployments. We expect to continue investing in our platform, reliability, security, compliance, partner enablement, and go-to-market initiatives. As a result, we expect to continue to incur net losses in the near term as we pursue growth and scale.

We believe we are operating at the beginning of a significant technology transition as businesses adopt AI agents as a new category of software to automate customer engagement and operational workflows. Our strategy is designed to drive adoption through trusted distribution channels. We believe this channel-led approach can help reduce onboarding friction and shorten time-to-value for customers by delivering integrated solutions through providers that customers already use and trust. We also believe our platform architecture, including multi-model orchestration, omnichannel connectivity, policy and compliance primitives, integrations and application programming interfaces (“APIs”), built-in observability and quality assurance, and white-label capabilities, positions us to scale with partners and customers over time.

Recent Developments

Initial Public Offering

On May 18, 2026, we completed our initial public offering (the “IPO”) in which we issued and sold 3,750,000 shares of our Class A common stock at a public offering price of $4.00 per share, which resulted in net proceeds of approximately $12.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. On May 27, 2026, we issued and sold an additional 312,500 shares of our Class A common stock at a public offering price of $4.00 per share pursuant to the underwriter’s partial exercise of its over-allotment option granted in connection with the IPO. This resulted in additional net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses payable by us.

In connection with the IPO, our second amended and restated certificate of incorporation became effective in Delaware and we adopted our amended and restated bylaws, each immediately after the effectiveness of the registration statement used in connection with the IPO. In connection therewith, we also reclassified certain of our outstanding common stock as Class B common stock, converted all outstanding shares of our Series Seed-1, Series Seed-2 and Series A preferred stock to Class A common stock, and effected a 3.57-for-1 stock split (as described below).

On May 18, 2026, we issued to The Benchmark Company, LLC or its designees warrants to purchase up to a total of 187,500 shares of our Class A common stock in connection with the IPO and on May 27, 2026, we issued to The Benchmark Company, LLC or its designees warrants to purchase up to a total of 15,625 additional shares of our Class A common stock pursuant to the underwriter’s partial exercise of its over-allotment option granted in connection with the IPO (collectively, the “Representative’s Warrants”). The Representative’s Warrants are exercisable at $4.80 per share, are initially exercisable beginning on November 14, 2026, and will expire on May 14, 2031. The issuance of the Representative’s Warrants was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering

.

Stock Splits

On August 31, 2025, we effected a 2-for-1 stock split. On May 14, 2026, we effected a 3.57-for-1 stock split, effective immediately after the effectiveness of the registration statement used in connection with the IPO. No fractional shares of common stock were issued in connection with the stock splits, and all such fractional interests were rounded up to the nearest whole number. Issued and outstanding stock options and warrants were split on the same respective bases and exercise prices were adjusted accordingly. All share and per share amounts presented in this Form 10-Q and the associated unaudited condensed financial statements give effect to these stock splits.

Key Factors Affecting Our Results of Operations

Our operating results and period-to-period financial performance are influenced by a number of factors, including:

Early-stage commercialization and customer adoption. Our revenue remains limited as we continue to transition from development to broader commercialization. Revenue growth depends on our ability to attract new customers, expand deployments with existing customers, and scale through channel partners, as well as the pace at which customers move from pilot programs to production usage.

Partner-led distribution and productization. We are designed to support multi-tenant management and white-label deployments. Our performance depends in part on partner onboarding, partner enablement, partner packaging decisions, and the timing of partner launches. Partner sales cycles and customer conversion can create variability in revenue and operating results.

Usage-based economics and cost structure. Our revenue is derived from subscription and related usage-based fees. Our cost of revenue includes third-party infrastructure and services costs that may scale with usage and that may also include a fixed-cost component as we build and maintain a production-grade platform. As adoption scales, we believe we will have opportunities to optimize and reduce unit costs through engineering improvements, vendor negotiations, and usage routing and orchestration decisions. However, these improvements may not occur on our expected timeline, and our costs may increase as usage expands.

Investment in platform development (including capitalized software costs). We have invested significantly in building our platform. A substantial portion of these costs have been capitalized as internal-use software and are amortized over time. Amortization expense is a non-cash expense, but it affects our operating loss and may be significant while we continue to invest in product development.

Go-to-market investment and brand awareness. We expect to invest in sales and marketing to build partner relationships, increase awareness, generate demand, and support customer success. These investments may precede related revenue growth, particularly in partner-driven distribution models.

Bitcoin holdings. We hold bitcoin as part of our treasury strategy and account for bitcoin at fair value with changes recognized in other income (expense). As a result, our reported net loss may be significantly affected by changes in the market price of bitcoin, which is outside of our control and may introduce material volatility to our reported results.

Regulatory, compliance, and security requirements. Our customers and partners operate in regulated environments, particularly in communications and customer engagement. We expect to continue investing in reliability, security, privacy, and compliance features and processes. Changes in laws, regulations, or customer expectations could increase our compliance costs and affect product requirements and sales cycles.

Components of Our Results of Operations

Revenue. We generate revenue primarily from subscription fees and usage-based fees for access to and use of our platform. Contracts are generally cancellable and typically billed in advance on a monthly basis. We recognize revenue as the subscription and related services are provided and the customer simultaneously receives and consumes the benefits.

Cost of revenue – exclusive of amortization. Cost of revenue – exclusive of amortization consists primarily of third-party expenses required to deliver our platform, including cloud hosting, telecommunications and carrier costs, and other infrastructure costs. Cost of revenue – exclusive of amortization may vary based on customer usage and may also include a baseline level of costs associated with maintaining and operating our platform, supporting deployments, and improving reliability and performance.

Amortization and depreciation. Represents amortization of capitalized internal-use software costs related to our platform and supporting systems and depreciation on our computer equipment.

Sales and marketing. Includes costs related to partner enablement, marketing programs, advertising, and sales initiatives. Also includes personnel-related costs, including salaries, benefits, payroll taxes, and stock-based compensation expense related to stock options.

General and administrative. Includes professional fees (legal, accounting, and consulting), insurance, facilities, and other general corporate expenses. Also includes personnel-related costs, including salaries, benefits, payroll taxes, and stock-based compensation expense related to stock options and restricted stock (excluding amounts capitalized as internal-use software).

Other income (expense). Other income (expense) consists primarily of realized and unrealized gains and losses related to changes in the fair value of our bitcoin holdings.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	For the Three months Ended
	March 31,	March 31,	Three months
	2026	2025	Var ($)	Var (%)

Revenue	306,032	35,663	270,369	758%

Operating expenses
Cost of revenue	146,487	75,859	70,628	93%
Amortization and depreciation	184,148	121,197	62,951	52%
Sales and marketing expenses	231,172	110,712	120,460	109%
General and administrative expenses	631,113	134,590	496,523	369%
Total operating expenses	1,192,920	442,358	750,562	170%

Other expense	225,356	115,338	110,018	95%

Net loss	(1,112,244)	(522,033)	(590,211)	113%

Revenue

Revenue increased by approximately $270,400 to approximately $306,000 for the three months ended March 31, 2026 from approximately $35,700 for the three months ended March 31, 2025. The increase was primarily driven by growth in subscription and usage-based fees as partner and enterprise customer adoption of our AI Agent OS increased during the period.

Operating Expenses

Cost of revenue increased by approximately $70,600 to approximately $146,500 for the three months ended March 31, 2026 from approximately $75,900 for the three months ended March 31, 2025. This increase was primarily attributable to higher software, hosting, cloud infrastructure, data, network services and other technology costs required to support the growth in customer usage of our platform.

General and administrative expenses increased by approximately $496,500 to approximately $631,100 for the three months ended March 31, 2026, compared to approximately $134,600 for the three months ended March 31, 2025, primarily due to an increase in legal and accounting services of approximately $143,000, an increase in salaries and employee benefits of approximately $191,900 and an increase in contract labor of approximately $42,000. This increase was primarily attributable to the Company scaling and expanding its operations.

Sales and marketing expenses increased by approximately $120,500 to approximately $231,200 for the three months ended March 31, 2026, compared to approximately $110,700 for the three months ended March 31, 2025, primarily due to an increase in advertising and marketing fees incurred of approximately $44,000 and an increase in salaries and employee benefits of approximately $79,600. This increase was primarily due to the Company working towards expanding its brand awareness and customer adoption.

Other Expense

Other expenses for the three months ended March 31, 2026, resulted in other expense of approximately $225,400, an increase of approximately $110,000 compared to approximately $115,300 of other expense for the three months ended March 31, 2025, due to an increase in unrealized loss on bitcoin.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through equity financings, and we have historically used cash to fund working capital and investments in our platform.

As of March 31, 2026, we had:

●	Cash of $1,358,556
●	Bitcoin of $797,950
●	Working capital of $1,674,491 (current assets less current liabilities)

Our current liabilities are limited and primarily consist of accounts payable, credit card payable, and deferred revenue. We have no outstanding debt for borrowed money.

We expect to continue to incur operating losses and use cash in operations as we invest in growth. We believe our existing cash and bitcoin holdings, together with the net proceeds from our IPO in May 2026, will provide us with additional resources to fund operations and planned investments. We believe it is probable that we will be able to meet our obligations as they become due for at least the next twelve months after the date the condensed financial statements included in this Quarterly Report on Form 10-Q are issued. However, our future capital requirements will depend on many factors, including the pace of revenue growth, the timing and extent of investment in product development and go-to-market initiatives, and our ability to manage third-party platform costs.

Bitcoin Treasury Reserve

Since 2022, we have held bitcoin as part of our treasury strategy. As of March 31, 2026, we held 11.690 bitcoin. We believe that incorporating bitcoin as part of our treasury strategy can act as a hedge against inflation and currency devaluation, and offers long-term appreciation potential. In addition, including bitcoin on our balance sheet provides diversification to our treasury holdings. We have funded our bitcoin treasury through invested capital, contribution in exchange for securities and periodic purchases. Unlike digital asset treasury (DAT) companies, we do not expect to conduct securities offerings for the purpose of accumulating and holding significant amounts of crypto assets to generate yield. Instead, we expect that we may selectively purchase additional bitcoin when we believe it offers a good value proposition or store of value. In addition, consistent with past practice, we may from time to time sell bitcoin to fund operations and growth. Our purchases and sales of bitcoin currently take place on cryptocurrency exchanges, including Kraken. We may in the future, but do not currently expect to include other crypto assets as part of our treasury strategy.

As of March 31, 2026, we do not self-custody and only utilize third-party qualified custodians to hold our bitcoin. We use a qualified custodian that utilizes risk management and operational best practices around items like hot vs. cold storage, access controls, custody technology, insurance, etc. As of the date hereof, our third-party custodian is Kraken (legally named Payward, Inc.). In connection therewith, on February 5, 2026, we entered into a written custody agreement with Kraken, pursuant to which Kraken has agreed to provide us with services relating to, among other things, trading, execution and custody of our bitcoin pursuant to our instructions in exchange for fees and expenses as set forth in the custody agreement. The custody agreement with Kraken has a term of one year, with automatic renewals for successive one-year terms annually, unless earlier terminated or not renewed pursuant to the terms thereof. All private keys are held in cold storage. Our bitcoin stored by Kraken is not commingled with assets of other customers. Kraken does not carry insurance for any losses of the bitcoin it custodies for us. If we further execute on our treasury strategy, we may include additional custodians. Currently, there is no entity that is responsible for verifying the existence of our crypto assets.

Cash Flows

The following table presents the major components of net cash flows used in operating, investing, and financing activities, for the three months ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended March 31,
	2026	2025
Net cash used in:
Operating activities	$(777,818)	$(194,035)
Investing activities	(181,387)	(118,292)
Financing activities	-	-
Net change in cash	$(959,205)	$(312,327)

Cash Flows from Operating Activities

During the first three months of 2026, the net cash outflow from operating activities was approximately $777,800. This amount was comprised primarily of our net loss of approximately $1,112,200, and by an increase in prepaid expenses and other assets of approximately $236,800; offset primarily by amortization and depreciation of approximately $184,100, an unrealized loss on bitcoin of approximately $225,400, and an increase in accounts payable and credit card payable of approximately $18,300.

During the first three months of 2025, we had net cash used in operating activities of approximately $194,000. The cash used in operating activities was composed primarily of our net loss of approximately $522,000, offset primarily by amortization and depreciation of approximately $121,200, the unrealized loss on bitcoin of approximately $115,300, and stock-based compensation from restricted stock awards of approximately $52,900.

Cash Flows from Investing Activities

During the three months ended March 31, 2026 and 2025, the net cash outflow from investing activities was approximately $181,400 and $118,300, respectively, for capitalized software costs.

Cash Flows from Financing Activities

We did not have any cash flows from financing activities during the three months ended March 31, 2026 and 2025.

Capital Resources and Contractual Obligations

In the normal course of business, the Company enters into noncancelable contracts with certain vendors for services such as cloud hosting, software subscriptions and support. As of March 31, 2026, future minimum noncancelable purchase commitments under three software agreements was $57,912 due within one year.

We believe our existing liquidity and access to capital will support our plan to meet these obligations as they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the Prospectus.

There have been no significant changes in our critical accounting policies and estimates during the three months ending March 31, 2026 as compared with those previously disclosed in the Prospectus.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included herein and Note 2 to our audited annual financial statements for the year ended December 31, 2025 included in the Prospectus for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on that evaluation and due to the previously existing material weakness as described in Part II Item 1A. Risk Factors, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, and we are in the process of remediating the material weakness identified herein. Management understands that the accounting standards applicable to our condensed financial statements are complex and has benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

We have initiated certain measures to remediate this material weakness, and plan to implement additional appropriate measures in the future, if necessary. For example, we have implemented a remediation plan that includes new controls and processes, hiring of additional accounting and finance personnel with appropriate level of expertise, and improving oversight over and review of significant and complex transactions. We are committed to maintaining an effective internal control environment, and given the progress made in this area, management expects that after sufficient time elapses, the newly implemented controls will be operating effectively and that the material weakness will be adequately remediated. However, there can be no assurance that we will be able to fully remediate our existing material weakness or that our remedial actions will prevent this weakness from re-occurring in the future.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II - Other Information

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see Note 11 “Commitments and Contingencies” to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Investors should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, before deciding to invest in our securities. The occurrence of any of the following risks could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such case, the market price of our securities could decline and an investor could lose all or part of its investment. The risks and uncertainties described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those described below.

Risks Related to Our Business and Industry

We have a limited operating history with an evolving business focused on AI agents, which makes it difficult to evaluate our prospects, plan for future operations, and forecast our results.

We are building the AI Agent Operating System for modern business, and our platform, go-to-market, and unit economics are in early stages of development and commercialization. While initial deployments and partner launches demonstrate product-market fit and usage traction, our limited operating history at the scale, scope, and complexity contemplated by our IPO limits the availability of historical data from which to evaluate our business, model future growth, or predict demand cycles for agent-based, usage-driven offerings. Our ability to forecast revenue, gross margins, operating expenses, and cash flows is subject to significant uncertainty, including the pace of partner adoption, the timing of embedded launches, variability in end-customer usage, and external macroeconomic conditions. In addition, we operate in a nascent industry, which subjects our business to greater risks and uncertainties than if we operated in a mature industry. If our assumptions regarding these uncertainties are incorrect or change, or if we do not address these risks successfully, our business, financial condition, results of operations, and prospects could be adversely affected.

Our use and provision of AI-powered solutions could lead to operational or reputational damage, competitive harm, legal and regulatory risk and additional costs.

Use and provision of AI, including generative AI, is a core part of our business, both in terms of the services we offer and how we operate. The use of generative AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional potential risks, such as damage to our reputation, competitive position and business, legal and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete or misleading output, unintended biases and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable. Accordingly, while AI-powered applications may help provide more tailored or personalized user experiences, if the content, analyses or recommendations that AI-powered solutions assist in producing our products and services are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.

Additionally, if any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our services, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI-powered software, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI in our business.

Additionally, any content created by us using generative AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI in our business and may affect our ability to develop our AI-powered platform innovations and features. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. In addition, the use of AI has resulted in, and may in the future result in, cybersecurity breaches or incidents that implicate the personal data of users of AI-powered applications. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the generative AI tools used in our business, or if we experience cybersecurity breaches or incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights.

Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that such utilization of AI will require additional resources, including the incurrence of additional costs, to develop and maintain our platform offerings, services and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.

Regulatory and legislative developments related to the use of AI could adversely affect our use and provision of AI-powered solutions in our products, services and business.

As the regulatory framework for machine learning technology, generative AI and automated decision making evolves, our business, financial condition and results of operations may be adversely affected. The regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly and subject to ongoing challenges at the federal and state levels. It is possible that new laws, executive orders, and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws, orders, and regulations may be interpreted in ways that would affect our use and provision of AI-powered solutions in our products, services and business. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

For example, in Europe, the European Parliament formally enacted the European Union’s Artificial Intelligence Act (the “AI Act”). The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework seeks to categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. While the AI Act has only recently been enacted, there is a risk that our current or future AI-powered software or applications may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business. For example, the AI Act would prohibit certain uses of AI systems and place numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the European Union and beyond, and, together with developing regulatory guidance and judicial decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, financial condition and results of operations. Further, on December 11, 2025, the Trump Administration issued an Executive Order titled “Ensuring a National Policy Framework for Artificial Intelligence” (the “AI-EO”). The AI-EO seeks to streamline state-level regulations under a unified federal framework; however, state attorneys general are expected to challenge its preemptive effect.

The market in which we operate is highly competitive and rapidly changing and we may be unable to compete successfully.

There are several companies that develop or may develop products that compete in the AI Agent market. The market for our products and technologies is characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives to certain of our products from other vendors which may be offered at significantly lower costs, as loss leaders to a larger technology platform, or free of charge. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our current and prospective customers. Furthermore, current or prospective customers may decide to develop competing products or to establish, strategic relationships with our competitors.

Competition in the AI Agent market could adversely affect our operating results by reducing the volume of the products and technologies we license or sell, the prices we can charge or our obligations to incur expenses or capital costs associated with the development, acquisition or promotion of new products or technologies. Some of our current or potential competitors are large technology companies that have significantly greater financial, technical and marketing resources than we do, and others may possess specialized expertise or proprietary technologies and may have greater price flexibility than we do in connection with their business models. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, or may decide to offer products at low or unsustainable cost to win new business or to retain their existing clients. They may also devote greater resources to the development, promotion and sale of their products than we do, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, the penetration of our products, and therefore our revenue, may be adversely affected. Our large competitors may also have greater access to customer data, which provides them with a competitive advantage in developing new products and technologies. Our success depends substantially upon our ability to enhance our products and technologies, to develop and introduce, on a timely and cost-effective basis, new products and technologies that meet changing customer requirements and incorporate technological enhancements, and to maintain our alignment with the technologies and market strategies of our customers, which change and advance over time. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes and maintain our alignment with our customers, our business will suffer.

Our business depends on our ability to attract new customers and on existing customers continuing and expanding their use of our AI agent platform; if we fail to do so, our growth prospects, operating results, and financial condition could be adversely affected.

Our future success depends in large part on our ability to attract new customers—including software vendors, managed service providers, and end businesses—and to retain and expand our relationships with existing customers. The market for AI agent operating systems is rapidly evolving, and our ability to grow revenue and achieve profitability is directly tied to the adoption and increased usage of our platform by both new and existing customers.

We face significant challenges in attracting new customers. Many businesses, particularly small and medium-sized enterprises (SMEs), have expressed low confidence in deploying new technologies such as AI agents without expert support. If we are unable to effectively communicate the value proposition of our platform, demonstrate measurable outcomes, or provide sufficient onboarding and support, potential customers may choose not to adopt our solutions or may select competing products.

In addition, our business model relies on existing customers expanding their use of our platform over time, including by increasing the number of agents deployed, adopting additional workflows, or utilizing new features and integrations. If our customers do not perceive sufficient value in our platform, encounter technical or operational challenges, or are dissatisfied with the performance, reliability, or compliance features of our solutions, they may reduce their usage, fail to expand adoption, or discontinue use altogether. This risk is heightened by the usage-based nature of our pricing, which ties our revenue to operational volumes such as minutes, messages, and completed actions, rather than to fixed seat licenses.

Customer attrition or contraction in usage could result from a variety of factors, including changes in customer business needs, budget constraints, increased competition, integration or technical issues, regulatory changes, or dissatisfaction with our platform’s features or support. In addition, our reliance on channel partners such as software vendors and service providers to distribute and embed our platform means that our ability to attract and retain end customers is also dependent on the continued engagement and success of these partners.

If we are unable to attract new customers, or if our existing customers do not continue or expand their use of our platform, our revenue growth may slow or decline, our operating results could be adversely affected, and we may be unable to achieve or maintain profitability. These risks could materially and adversely impact our business, financial condition, and results of operations.

We derive substantially all of our revenue from our AI Agent Operating System and platform, and our business, financial condition, and results of operations would be adversely affected if this platform fails to achieve or maintain market acceptance.

Our business is highly dependent on the success and continued market acceptance of our AI Agent Operating System and related platform offerings. Substantially all of our revenue to date has been generated from customers’ use of this platform, including its core runtime, orchestration, integrations, and associated features. As a result, our future growth and financial performance are closely tied to the continued adoption, usage, and expansion of our AI Agent Operating System by new and existing customers.

If our platform fails to achieve widespread adoption or loses market acceptance for any reason—including technological advancements by competitors, changes in customer preferences, perceived lack of value, reliability or compliance concerns, or the emergence of alternative solutions—our ability to generate revenue would be materially and adversely affected. In addition, our reliance on a single platform offering exposes us to risks associated with product defects, security vulnerabilities, regulatory changes, or shifts in industry standards that could negatively impact customer satisfaction or limit our ability to deliver our services.

Our concentration of revenue from a single platform also limits our ability to offset declines in demand or usage with other products or services. If we are unable to successfully enhance our platform, introduce new features or complementary offerings, or adapt to evolving market requirements, our customers may reduce their usage, fail to renew or expand their subscriptions, or discontinue use of our platform altogether. Any such developments could result in reduced revenue, increased customer churn, and harm to our reputation and competitive position.

Accordingly, any factor that adversely affects demand for, or the market acceptance of, our AI Agent Operating System and platform could have a material adverse effect on our business, financial condition, and results of operations.

Adverse conditions in the AI Agent markets in which we operate or the global economy more generally could have adverse effects on our results of our operations.

Our business depends on, and is directly affected by, demand for AI-powered software, communications and customer-operations platforms, and related services. In particular, our results are influenced by the health of the markets for AI agents and automation, unified communications and contact center solutions, and the broader business software ecosystem into which our platform integrates. Any significant adverse change in any of these markets, or in the global economy more generally, including a downturn in IT and AI spending or in the sectors where our partners and end customers operate (such as home services, logistics, healthcare, and appointment-driven services), may reduce usage of our platform, slow customer or partner adoption, or lead to contract renegotiations or cancellations.

Adverse macroeconomic conditions—including inflation, rising interest rates, bank instability, geopolitical conflict, labor market disruptions, or recession—may cause our customers or partners to reduce budgets, delay or cancel projects, or prioritize other investments over AI agents. Customers may also become unwilling or unable to pay invoices when due, or may seek more favorable pricing and commercial terms, which could reduce our revenue and margins. If one or more significant customers or partners were to experience financial distress or bankruptcy, we could experience reduced usage or non-payment for services already delivered. Any of these developments could materially and adversely affect our business, results of operations, and financial condition.

Our revenue model includes both subscription-based and usage-based components, tied to factors such as minutes, messages, and completed actions, which may cause significant variability in our results of operations and cash flows.

Unlike traditional seat-based software models, our packaging and pricing are aligned to consumption and outcomes—such as tokens, voice minutes, messages, email volume, and completed actions like scheduled appointments or collected payments—across voice, messaging, email, and web channels. As a result, our revenue and gross margins can fluctuate with end-customer activity levels and increased service productivity, including seasonality and cyclicality in the verticals we serve (for example, home services, logistics, retail, and healthcare enrollment windows), campaign intensity and marketing spend by our customers and partners, partner release and commercialization cadence for embedded Vida agents, and carrier, consent, or other communications policy changes.

Many of our costs, including personnel, cloud infrastructure commitments, compliance programs, and core administrative expenses, are relatively fixed in the near term and require time to adjust, which may result in margins and cash flows that differ from expectations if subscriptions decline or usage falls below forecast in a particular period. Delays in partner launches, slower-than-expected usage ramp within installed bases, or changes in customer or partner procurement cycles could materially affect our quarterly and annual results of operations.

Our growth depends on market adoption of AI agents delivered within existing systems of record; if agent-based software does not achieve widespread adoption or develops more slowly than we expect, our business may not grow as anticipated.

The market for omnichannel, outcome-driven AI agents embedded in business software is relatively new and characterized by rapid technological change, evolving standards, and uncertain customer acceptance. While we believe there is a significant potential market for our products and services, our estimates and assumptions may prove inaccurate. Businesses may delay or reduce adoption due to perceived risks, unclear return on investment, regulatory uncertainty in communications and privacy, or satisfaction with legacy processes and seat-based software. Customers and partners may prefer incumbent seat-based solutions, in-house builds, or vendors that bundle AI features within broader unified communications as a service (“UCaaS”) and contact center as a service (“CCaaS”) suites. Prospective customers may choose to build in-house, adopt alternative platforms, or defer investments given macroeconomic uncertainty.

In addition, market education may take longer than expected, particularly where customers have entrenched investments in contact-center suites, bespoke integrations, or manual workflows that they perceive as adequate. Market opportunity estimates and growth forecasts, including those we reference, are subject to significant uncertainty and may prove inaccurate. Even if the markets in which we compete achieve forecasted growth, we may fail to capture opportunities due to competition, perceived value, compliance concerns, pricing, or inability to execute partner motions at the speed and scale required. Adoption curves may vary by vertical and geography, and early pilots may not translate into broad production usage. Even when adoption occurs, customers may limit deployments to narrow use cases, cap usage, or require extensive proofs of value that extend sales cycles and increase pre-sales costs. Standards and best practices for responsible AI and automated interactions are still evolving; changes in carrier policies, privacy regimes, or emerging AI frameworks could add friction, increase compliance costs, or constrain certain automation patterns. If adoption grows slower than we expect, if customers do not view our solutions as compelling or necessary, or if competitive technologies redefine the market, our growth, revenue, and unit economics could be materially and adversely affected.

We face intense competition from UCaaS/CCaaS platforms, no-code agent builders, developer-first APIs, white-label voice agent platforms, and in-house solutions.

We compete in a rapidly evolving landscape that includes (1) UCaaS and CCaaS platforms that increasingly bundle AI features such as virtual agents, summaries, and agent assist; (2) no-code or low-code voice and messaging agent builders; (3) developer-first APIs and components for models, speech, telephony, and orchestration; (4) partner and white-label AI voice agent platforms that target resellers and agencies; and (5) enterprises and software vendors that build agent stacks in-house. Many of these current or potential competitors have significantly greater financial, technical, and marketing resources, larger sales organizations, broader product portfolios, deeper relationships with customers and partners, and more extensive access to data than we do.

They may devote greater resources to the development, promotion, and sale of competing products and services, respond more quickly to new technologies or customer requirements, or bundle AI features into existing offerings at a lower price or no additional charge. Some competitors may also control key channel relationships or own systems of record into which agents are embedded, which could enable them to restrict or discourage the use of competing platforms such as ours. In addition, customers and partners may choose to build their own solutions using APIs and open-source tools, or may prefer to purchase AI features from existing UCaaS, CCaaS, or CRM providers, which can limit our ability to win or retain business.

Consolidation among larger vendors or component suppliers (such as LLM, speech, or communications providers) could accelerate competing product roadmaps, compress pricing, or limit our access to critical technologies. If we are unable to differentiate our platform—particularly our embedded integrations with systems of record, partner-centric multi-tenant tooling, compliance-first design, and usage-aligned packaging—or if competitors introduce more attractive or lower-cost offerings, we may lose customers, partners, or market share, and our business, results of operations, and financial condition could be materially and adversely affected.

Our partner-led distribution strategy may not perform as expected; we may fail to attract, enable, and retain managed service providers, telecom advisors, UCaaS/CCaaS platforms, and vertical SaaS vendors at the pace and scale we anticipate.

Our growth relies heavily on enabling partners to embed, resell, and operate agents across large installed bases. We may be unable to recruit sufficient numbers of qualified partners, deliver enablement programs that drive attach and expansion, or provide product features and economics that meet partner expectations. Partners may prioritize competing solutions, experience their own operational or financial constraints, or require customizations that increase our costs. If channel motions do not produce the expected returns, or if portfolio rollouts stall due to compliance, integration, or product readiness issues, our ability to grow efficiently and predictably could be impaired.

Because we rely heavily on partners to market, configure, and operate our platform for end customers, we are exposed to reputational, operational, and regulatory risks arising from their activities, which we do not fully control.

A core element of our strategy is to distribute the Vida Agent OS on a white-label basis through channel partners, including software vendors, managed service providers, EHR platforms, telecom advisors and technology agents, and, in some cases, individuals and small agencies that build businesses on top of our platform. These partners market, sell, configure, and operate agents for end customers, often under their own brands, and in many cases handle day-to-day interactions with those customers, including but not limited to, onboarding of customers and handling consent workflows.

While this model can accelerate adoption and expand our reach, it also limits our visibility into, and control over, how our platform is marketed and used. Partners may misconfigure agents, fail to implement our recommended notices, configurations, consent, recording, or redaction settings, make statements about our products that are inaccurate or misleading, fail to provide adequate support, or otherwise use our platform in ways that create poor outcomes or legal risk for customers. Partners may also fail to comply with applicable laws, regulations, or industry standards—including those governing communications, privacy, security, AI, telemarketing, and payments—even where our platform includes features designed to support compliance. Although our agreements generally require partners to follow our policies and comply with law, and we provide training and enablement, we cannot guarantee that partners will do so.

We may be perceived as responsible for, or may be alleged to have direct or vicarious liability for, our partners’ actions or omissions. In addition, if partners perform poorly, reprioritize other products, experience financial distress, or terminate their relationships with us, affected end customers may attribute those problems to us or may decide to discontinue use of our platform. Any of these events could damage our reputation, increase support and compliance costs, limit adoption, and adversely affect our business, financial condition, and results of operations.

Our operating results could be materially and adversely affected if we lose any of our largest customers.

The loss of business from any of our major customers, whether by lower overall demand for the products manufactured by our major customers, cancellation of existing contracts or the failure to award us new business, could have a material adverse effect on our operating results. Alternatively, there is a risk that one or more of our major customers could be unable to pay its invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer becomes subject to bankruptcy or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing our obligations, it is likely that we will be forced to record a substantial loss.

During the three months ended March 31, 2026, two (2) customers accounted for approximately 43% of our total revenues during the applicable period, with one customer representing approximately 33% of revenue while the other customer represents approximately 10% of revenue. Both of such customers are commercial customers. During the three months ended March 31, 2025, one (1) customer accounted for approximately 20% of our total revenues during the applicable period. Such customer is a commercial customer.

We generally enter into terms of engagement with our largest customers, including the customers identified above. Our largest current customers entered into terms of engagement with us pursuant to which they are provided proprietary Voice and Messaging Telephone AI agents and related services. The license fees that we receive under our terms of engagement are fixed minimum monthly hosting fees with overage charges based on usage. Our terms of engagement generally renew automatically for one year terms and are terminable by the customer upon prior written notice of thirty days.

Adverse economic conditions or reduced technology spending may adversely impact our business.

Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers. In general, worldwide economic conditions may remain unstable, including inflation, in particular in connection with the implementation of tariffs in the U.S. and abroad, and these conditions would make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our features. Weak global economic conditions, changes in consumer behavior or a reduction in technology spending even if economic conditions stabilize, could adversely impact our business and results of operations in a number of ways, including longer sales cycles, lower demand or prices for our platform, fewer subscriptions and lower or no growth.

We may not successfully manage our growth or plan for future growth, which could adversely affect our business, financial condition, and results of operations.

We have experienced, and may continue to experience, rapid growth in our business, including expansion of our customer and partner base, increased usage of our platform, and greater scale and complexity in our operations. Our model is designed to support a wide range of customers—including software vendors, managed service providers, telecom advisors, and end businesses—across multiple channels, workflows, and geographies, often through multi-tenant, white-label deployments.

Managing this growth will require us to continue to invest in and expand our infrastructure, information technology systems, security and compliance programs (including our SOC 2 program and, where applicable, HIPAA-oriented configurations or payment integrations), and internal controls and procedures. We must also recruit, integrate, and retain highly qualified personnel in engineering, product, security, compliance, partner success, and operations. As a lean and largely distributed organization that relies heavily on automation and our own agents in our internal operations, we may face particular challenges in scaling our team, maintaining our culture, and ensuring effective communication and coordination across functions and time zones.

Certain members of our management team have limited experience managing a rapidly growing or public company, which could impair our ability to effectively oversee and direct our expansion and to satisfy our obligations as a public company. Rapid growth may also make it difficult for us to accurately forecast our future operating results and cash needs, manage seasonality and cyclicality in usage, or allocate resources efficiently. If we are unable to effectively manage our growth, maintain the necessary level of operational efficiency and control, or accurately plan for future expansion, our business, financial condition, and results of operations could be materially and adversely affected.

We may experience long and variable sales and activation cycles, including embedded launches through vendor partners, which require upfront investments with uncertain payback.

Our go-to-market model relies heavily on channel partners—such as software vendors, managed service providers, telecom advisors, and UCaaS or CCaaS platforms—to embed, resell, and operate agents across their installed bases. Implementing these partner motions often involves complex integrations, connector certification, schema mapping, multi-tenant administration and billing configuration, joint product design, and co-marketing programs. These activities can require significant upfront investment of time and resources from our product, engineering, compliance, sales, and customer success teams before meaningful usage or revenue materializes.

Sales and activation cycles can be long and unpredictable. Embedded launches and vendor stock keeping units (“SKUs”) may be delayed by partners’ product roadmaps, release calendars, or technical priorities; extended proofs of concept; customer onboarding schedules; compliance and security reviews; budget approvals; or changes in partner strategy or personnel. Even after a partner has launched a product powered by our platform, adoption within their installed base may ramp more slowly than we or the partner expect, or may stall at an early stage. In some cases we may invest in connectors or features for a specific partner or vertical that do not achieve anticipated usage or revenue.

If we are unable to shorten sales and activation cycles, increase conversion of pilots and embedded features into durable, scaled usage, or accurately forecast partner launches and ramp profiles, we may incur significant costs that are not recovered, our revenue may be more volatile and difficult to predict, and our margins and growth trajectory could be adversely affected.

We are subject to complex and evolving telemarketing, messaging, and anti-spam laws, and any failure by us, our customers, or our partners to comply with such laws could result in significant liability and harm our business.

We, our customers, and our partners use our platform to place and receive calls, send and receive text messages (including SMS and MMS), and deliver email and other electronic communications. As a result, we are, and our customers and partners are, subject to numerous federal, state, and foreign laws and regulations governing telemarketing, automated and prerecorded calls and messages, text messaging, and email marketing, including the U.S. Telephone Consumer Protection Act, or TCPA, the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography And Marketing Act, or CAN-SPAM Act, analogous state “mini-TCPA” laws, do-not-call and do-not-contact rules, registration and bond requirements, and similar foreign laws. These regimes impose requirements relating to, among other things, consent, identification, opt-out mechanisms, calling and messaging times, recordkeeping, and the use of automatic telephone dialing systems, prerecorded or artificial voice calls, and automated text messages.

Although our platform includes features such as consent capture, proof storage, do-not-contact enforcement, quiet-hour controls, and caller ID attestation, our customers and partners control how they use these features and are responsible in the first instance for compliance with applicable laws. For example, we gate certain higher-risk features—such as auto dialer capabilities, which are disabled by default and require additional written agreements and configuration reviews before activation. Our customers are responsible for customizing consent/monitoring disclosures (our defaults require all-party consent to recording but customers may change those settings). We contractually require customers and partners to obtain all necessary consents and required brand and campaign registrations with mobile carriers, and comply with applicable rules. However, if our customers or partners fail to implement required registrations, disclosures, or consent flows, or if our gating, defaults, or guidance prove insufficient, we could face carrier blocks, investigations, class actions, or required changes to product functionality. Claims under the TCPA and similar laws can result in substantial statutory damages per call or message, aggregated in putative class actions, as well as injunctions, regulatory investigations, and reputational harm. Any determination that we, our customers, or our partners have violated telemarketing, anti-spam, or related laws could result in significant liability, require changes to our platform or business practices, reduce usage of our services, and adversely affect our business, financial condition, and results of operations

Our platform depends on reliable omnichannel operations—telephony, messaging, email, and web chat—which are subject to carrier policies, registration requirements, caller ID attestation, consent rules, labeling risks, and evolving regulations.

At scale, our customers and partners must manage consent, quiet hours, opt-in/opt-out records, call recording disclosures, do-not-contact lists, registration and bond requirements, and STIR/SHAKEN caller ID attestation. Carriers and regulators may change policies or enforcement approaches (e.g., TCR registration, spam labeling), which could impact deliverability, outreach volumes, number management, or costs. Misconfiguration by customers or partners, or gaps in product defaults, could result in outreach restrictions, reputational harm, or regulatory exposure. If we fail to adapt platform primitives and guidance to evolving rules across jurisdictions, our customers’ and partners’ ability to operate agents effectively may be impaired.

Our software is complex and may not perform as intended for all customers and partners, particularly at scale across many tenants and real-time channels.

Production agents require multi-LLM orchestration, tool permissioning, consent and disclosure logic, auditability, and failover. Errors in orchestration, degraded model or ASR/TTS (each as defined below) performance, insufficient guardrails, connector failures, or misconfigurations can reduce task success rates, increase latency, compromise reliability, or lead to unintended actions. Customers or partners may not follow recommended policies or training, leading to suboptimal outcomes or compliance gaps. If our platform fails to perform as desired or if support and QA are insufficient, we may face negative publicity, contract terminations, reduced usage, or claims.

If we fail to enhance our platform and introduce new features, templates, connectors, and capabilities that keep pace with rapid technological change, our competitiveness could be impaired.

The AI agent landscape is characterized by rapid advances in LLMs, speech technologies, orchestration strategies, evaluation methods, and compliance frameworks. Our ability to grow depends on continuous improvements to multi-LLM routing, hierarchical tool plans, policy-aware orchestration, observability and auto-QA, embeddable components, and connector coverage. We may allocate resources to initiatives that do not achieve anticipated market acceptance; we may experience delays or defects; or we may be outpaced by competitors introducing better or lower-cost solutions. If we cannot adapt quickly and cost-effectively, we may lose market relevance and share.

We rely on third-party technologies and service providers for models, speech, telephony, cloud infrastructure, and payments. Disruptions, terminations, price increases, or unfavorable terms could harm our platform functionality, costs, and customer experience.

Our platform depends on a variety of third-party technologies and services, including commercial LLMs, automatic speech recognition (“ASR”), speech-to-speech (“STS”), speech-to-text (“STT”), and text-to-speech (“TTS”) services, telephony and messaging carriers and aggregators (including session initiation protocol (“SIP”) and private branch exchange (“PBX”) connectivity and SMS/MMS routing), public cloud infrastructure providers, email infrastructure, and payment processors and billing systems such as Stripe and Chargebee. We also rely on numerous third-party integrations and connectors to systems of record such as CRMs, schedulers, ticketing systems, and vertical software platforms.

We configure the commercial LLMs and AI providers not to use our customer’s data for model training. We also require our third-party service providers to implement appropriate security and privacy safeguards through our vendor management program and, where applicable, BAAs (as defined below). these measures may not eliminate all risk and changes by a key provider could necessitate re-engineering, migration, or reduced functionality.

Even where providers and vendors offer such controls and safeguards, these providers and vendors may experience outages, degraded performance, cyber incidents, capacity constraints, or other failures that may interrupt or impair the availability, quality, or security of our services or data handling and these measures may not eliminate all risk. In addition, changes by a key provider could necessitate re-engineering, migration or reduced functionality and these providers and vendors may also modify or discontinue features we rely on, impose new usage limits, increase prices, or change licensing or business terms in ways that are unfavorable to us. In some cases, key technologies may be acquired by competitors or may be integrated into competing offerings, which could result in restricted access, increased costs, or reduced differentiation for our platform.

Replacing or re-architecting third-party components can be expensive, time-consuming, and risky, and suitable alternatives may not be available on favorable terms or at all. Transitioning away from an existing provider may require changes to our platform and our customers’ configurations and could result in service disruptions, reduced performance, or loss of features. If we are unable to maintain effective relationships with critical third-party providers, manage changes in their services or terms, or ensure adequate redundancy and resilience, our reliability, security, customer experience, and margins could be adversely affected, which in turn could harm our business, results of operations, and financial condition.

Our expansion into regulated workflows (including HIPAA redaction options and payment-related actions) increases compliance complexity and cost, and any failure to meet evolving standards could limit adoption or result in liability.

We increasingly support workflows in regulated areas such as healthcare communications, payment initiation, and other processes that may involve personal data, electronic protected health information (ePHI), or other sensitive information. As of the date of this Quarterly Report, we do not currently have HIPAA customers and do not store protected health information on our systems. Our platform includes features such as configurable recording and transcription settings, redaction of specified data elements from call recordings and transcripts, consent and disclosure prompts, audit logs, and controls for data retention and access. If and when we onboard HIPAA customers, we expect to act as a business associate and enter into business associate agreements (“BAAs”) with such customers, rely on HIPAA-enabled product configurations (including configurable recording/transcription, redaction, consent/disclosure prompts, audit logs, and retention controls), and on sub-processors that have executed appropriate BAAs. In certain deployments, we may integrate with third-party payment providers that are subject to PCI DSS and other financial regulations.

Operating in these regulated environments requires significant investment in product features, security and privacy controls, compliance programs (including our SOC 2 program), vendor management, and customer support. Legal and regulatory requirements—including those relating to healthcare privacy, communications and telemarketing, payments, AI governance, and data protection—are complex, evolve frequently, and may be interpreted inconsistently across jurisdictions. Customers and partners are ultimately responsible for configuring and using our platform in a compliant manner, but regulators, customers, or end users may nonetheless assert that we share responsibility for any violations or incidents.

If our platform features, controls, or documentation are perceived as insufficient for regulated use cases; if we or our subprocessors experience a security or privacy incident involving ePHI or other sensitive data; if courts or regulators interpret existing requirements in unexpected ways; or if we or our customers fail to comply with applicable laws, rules, standards, contractual commitments, or BAAs, we could face investigations, enforcement actions, fines, penalties, contractual damages, or other liabilities. We could also be required to make significant changes to our platform, restrict certain workflows, or forgo opportunities in regulated verticals, any of which could increase our costs, reduce adoption, and adversely affect our business, results of operations, and financial condition. Also, advertising HIPAA-oriented capabilities before material HIPAA production usage could create expectations regulators, customers, or investors may later view as over-stated, and any failure to meet evolving HIPAA expectations could increase liability, remediation costs, or constrain our roadmap.

Our ability to grow and operate efficiently depends on hiring, retaining, and developing personnel with expertise across AI orchestration, regulated communications, partner enablement, and enterprise reliability.

We run a lean organization and use our platform to automate internal processes. As we scale, we must attract and retain talent in engineering, product, compliance, partner success, and operations. Competition for qualified personnel is intense, and failures in staffing could slow innovation, reduce partner activation quality, or impair customer outcomes. Rapid growth may also strain systems, controls, and culture, increasing the risk of mistakes, security issues, or suboptimal decisions that affect performance or trust.

Our brand and reputation are critical to adoption by partners and end customers. Any failure to deliver consistent, compliant outcomes could harm our relationships and growth.

The credibility of AI agents depends on measurable task success, reliable guardrails, and clear observability. Product defects, outages, compliance incidents, perceived misuse, or poor partner implementations can erode trust and limit expansion. Negative publicity regarding AI behaviors, data handling, or communications practices—whether or not attributable to our platform—could reduce demand, hinder partner motions, and adversely affect our business.

Macroeconomic conditions, geopolitical events, or sector-specific cycles could reduce our partners’ and customers’ budgets and usage, impairing growth and results.

Our business depends on the overall demand for technology and on the economic performance of our current and prospective customers and partners. Because our revenue model is usage-based, reductions in activity levels—such as fewer calls, messages, or completed actions—can directly reduce our revenue even if the number of deployed agents or customers does not change. Inflation, interest rate changes, bank instability, labor market shifts, geopolitical conflicts, and recessionary conditions may reduce IT and AI budgets, delay partner launches, or cause end customers to scale back usage or defer new workflows. Vertical cycles (for example, home services and logistics seasonality, holiday-driven retail volumes, or healthcare enrollment windows) may amplify variability in minutes, messages, and completed actions. Prolonged macroeconomic uncertainty or sector-specific downturns could challenge customer acquisition, retention, or adoption of new workflows, which could adversely affect our business, financial condition, and results of operations.

If our performance metrics, illustrative case studies, or internal concepts such as “Return on AI” are inaccurate, inconsistent, or misunderstood, our ability to manage the business and investor expectations may be adversely affected.

We intend to manage and, in some cases, may disclose operational metrics such as active agents by channel and workflow, consumption units (minutes, messages, completed actions), partner-attached revenue, and time-to-value, as well as internal concepts such as “Return on AI” or “ROAI,” which we define as the ratio of measurable outcomes to total cost of ownership. These metrics and concepts are based on internal data, models, methodologies, and assumptions that continue to evolve and that may differ from how other companies define or calculate similar measures.

We also present illustrative case studies, deployment timelines, and customer results—for example, comparisons between human-led and agent-led scheduling rates or indicative deployment times relative to “DIY” builds—which are based on limited early deployments, specific customers, and internal analysis of selected data sets. These examples may not be representative of our broader customer base or future performance, and actual results for other customers may differ materially.

Our internal systems for collecting, processing, and reporting these metrics may contain errors, and we may discover inaccuracies or make changes to our methodologies that result in adjustments to previously reported metrics. If our metrics, case studies, or internal concepts are perceived as inaccurate, inconsistent, misleading, or not comparable to those of other companies, or if we change how we calculate or present them, our reputation and credibility may be harmed, investors may have difficulty evaluating our business and prospects, and our stock price could be adversely affected. In addition, if we rely on these metrics to make budgeting, hiring, or other operational decisions and they are inaccurate, our business and results of operations could be negatively impacted.

If we lose Lyle Pratt, our founder and Chief Executive Officer, or other key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend upon the continued services of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, human resources, or technology personnel, could disrupt our operations and have a negative impact on our ability to grow our business. In particular, Lyle Pratt, our founder and Chief Executive Officer, is critical to our overall management, as well as the continued development of our platform, offerings, culture, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. In addition, we may face challenges retaining senior management of companies we acquire, if any. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance for any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may cease to be as attractive once we are a public company and such awards are publicly tradable. The loss of our founders, or one or more of our senior management, key members of senior management of acquired companies, if any, or other key employees could harm our business, and we may not be able to find adequate replacements. To retain our senior management and key employees, we may also decide to provide them with certain compensation types and structures that may be perceived negatively by certain stakeholders or advisory groups or result in stockholder complaints or disputes, which could negatively impact our reputation, stock price, and business. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

In addition, to execute our business strategy, we must attract and retain highly qualified personnel. Competition for highly skilled personnel is intense and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled legal and compliance and risk operations professionals. We may also face increased competition for personnel from other companies which adopt approaches to remote work that differ from ours. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of certain visas. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Inflationary pressures or stress over economic or geopolitical-related events such as those the global market is currently experiencing, may also result in employee attrition. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected, which could adversely affect our business, financial condition, results of operations, and prospects.

We depend on a small number of rapidly evolving foundation model providers, whose technology, safety choices, and business terms we do not control.

Our AI agents rely on access to large language models and other AI components provided by a limited number of third-party vendors. These “foundation model” providers frequently change model architectures, safety policies, rate limits, pricing, and licensing terms, often with little notice. They may also prioritize specific industries, use cases, or direct customers, or decide to compete with us by offering their own agent platforms or vertically integrated solutions.

If a key model provider deprecates or significantly changes a model we depend on, imposes new usage restrictions (for example on agentic behavior or particular verticals), revises its safety or content policies in ways that reduce task completion rates, or materially increases prices, we may be forced to re-architect workflows, migrate usage to alternative models, pass on higher costs, or curtail certain use cases. Alternative models may not provide comparable quality or latency or may require substantial engineering work and customer re-validation. Concentration in the model and AI infrastructure market, as well as ongoing supply and power constraints for AI compute, may further limit our flexibility and increase our costs

Any disruptions, unfavorable changes, or competitive moves by these providers could impair our product performance, increase our costs, limit our roadmap, or reduce our differentiation, which could adversely affect our business, financial condition, and results of operations.

Our use of LLMs exposes us to emerging attack vectors such as prompt injection, model “jailbreaking,” and adversarial inputs that may circumvent existing security and compliance controls.

LLM-based systems are vulnerable to new classes of attacks that exploit the way models interpret natural language, including prompt injection and related techniques that induce a model or agent to ignore its system instructions, disclose sensitive information, or take unintended actions. These attacks can occur not only through user prompts but also via data retrieved from external tools, websites, or systems of record, including in multi-agent environments where one agent’s output becomes another’s input.

Although we invest in guardrails, input and output filters, permissions, and monitoring, our defenses may not prevent all prompt-based or adversarial attacks, particularly as new techniques are discovered. A successful attack could cause an agent to exfiltrate data from connected systems, bypass consent or disclosure flows, override do-not-contact or quiet-hour policies, or make commitments that appear to be authorized by a customer. Even if our platform is not the target of an attack, we may be perceived as responsible if our customers or partners use our agents in environments that are vulnerable to prompt-based exploits. Any such incidents could result in data exposure, regulatory inquiries, contractual liability, remediation costs, and harm to our reputation.

Customers and partners may use our platform for fraudulent, deceptive, or otherwise harmful activities, which could expose us to liability and reputational damage.

Our AI agents can be used to place calls, send messages, and complete actions on behalf of our customers and partners. If a customer or partner uses our platform for purposes that are fraudulent, deceptive, harassing, or otherwise unlawful—such as scam outreach, abusive collections, misleading health-related communications, or impersonation of individuals or brands—we may be alleged to have facilitated or aided such conduct. Even though our contracts prohibit such uses and we provide controls intended to support responsible practices, we may not promptly detect misuse, may be unable to terminate offending accounts quickly, or may be perceived by regulators, carriers, or the public as responsible for the resulting harm. Any such misuse could result in carrier or platform blocks, regulatory investigations, civil or criminal liability, negative publicity, and loss of customer and partner trust, any of which could adversely affect our business, financial condition, and results of operations.

We may be subject to export controls, economic sanctions, and national security–related restrictions that could limit our ability to provide or support our services in certain jurisdictions or for certain customers.

Because our platform uses encryption, AI technologies, and telecommunications infrastructure and may be accessed from multiple jurisdictions, we are or may become subject to U.S. and foreign export control and economic sanctions regimes. These regimes may restrict or prohibit the provision of certain technologies or services to particular countries, regions, entities, or individuals, including parties appearing on government restricted-party lists. Changes in export controls related to AI models, cloud computing, or telecommunications, or in sanctions targeting specific countries or sectors, could require us or our third-party providers to restrict access to our platform, reconfigure routing, or refuse or terminate business relationships. Our measures to comply with applicable export control and sanctions laws may be complex and costly, and any failure or alleged failure to comply could result in fines, penalties, reputational harm, and limitations on our ability to conduct business in certain markets.

Errors or disputes in our usage metering, billing, or revenue recognition could adversely affect our operating results and relationships with customers and partners.

Our revenue model depends heavily on accurate tracking of usage metrics such as minutes, messages, and completed actions across multiple channels, tenants, and partners, often in white-label or embedded configurations. If our metering systems contain defects, are misconfigured, or interact unexpectedly with partner systems, we may over-bill or under-bill customers, misallocate usage between tiers or SKUs, or recognize revenue in incorrect periods. Correcting such issues may require issuing credits, refunds, or concessions, or may result in disputes, delayed collections, or write-offs. Complex arrangements—such as outcome-based pricing, multi-party contracts, and bundled features—may also increase the risk of revenue recognition errors and related internal-control issues. Any material weaknesses, restatements, or customer disputes relating to billing or revenue recognition could damage our reputation, strain partner relationships, and adversely affect our business, financial condition, and results of operations.

Government and private requests for access to data, including call recordings and transcripts, may be difficult to manage and could conflict with our contractual or legal obligations.

We host or process sensitive information, including call recordings, transcripts, and logs generated through our platform on behalf of customers and partners. We may receive subpoenas, discovery requests, law enforcement or national security demands, or other third-party requests seeking access to such data. Responding to these requests can be time-consuming and expensive, may require complex legal judgments, and may involve conflicting obligations under different jurisdictions’ laws, including privacy, data-protection, secrecy, or blocking statutes. If we disclose data in response to such requests, affected customers, partners, or individuals may assert that we have violated our contracts, privacy commitments, or applicable law. Conversely, if we resist or narrowly interpret requests, regulators or courts may disagree and impose penalties. Any missteps in handling such requests could result in legal liability, adverse publicity, and loss of customer trust.

Restrictions on our ability to use customer data, interaction logs, and other information to improve our platform may limit our ability to innovate and compete.

We may use certain data and logs generated through customer deployments, subject to our agreements and applicable law, to improve routing, orchestration, evaluation, and other aspects of our AI Agent Operating System. Evolving privacy, data-protection, AI-governance, and intellectual-property frameworks, as well as changing customer and partner expectations, may restrict or preclude such uses. We do not train models on customer data and do not create de-identified or aggregated data from customer content for independent use. While these choices are responsive to customer expectations and vendor settings, they may constrain certain improvement pathways or limit model performance relative to competitors with broader data rights. For example, regulators or courts may impose limits on training or fine-tuning models with customer data, or customers may insist on contractual prohibitions against using their interaction logs for cross-tenant improvements. Third-party AI or infrastructure providers we rely on may similarly restrict how we can share or use data in connection with their services. These constraints could increase costs, slow our product roadmap, reduce the effectiveness of our agents, or put us at a competitive disadvantage compared to vendors with broader data rights.

Our insurance coverage may be insufficient to protect us against all of the risks we face, and insurance for certain AI-related exposures may become unavailable or prohibitively expensive.

We carry insurance policies covering certain risks, including cyber incidents and directors’ and officers’ liability, but our coverage may not address all of the types or extent of claims that could arise from our business. For example, novel AI-related risks—including regulatory changes, allegations relating to automated decision-making, bias or discrimination, misuse of agents, or large-scale communications incidents—may be excluded from existing policies, subject to low limits or high deductibles, or only available at significant cost. Insurers may also tighten underwriting standards or increase premiums following industry events or claims, particularly for technology and AI-focused companies. If we experience a claim or series of claims not fully covered by insurance, or if insurance becomes more expensive, unavailable, or subject to more limited coverage, we could incur significant uninsured losses, which could adversely affect our business, financial condition, and results of operations.

Rising and volatile input costs relating to AI usage and development may materially increase our cost of revenue and operating expenses, adversely affect margins, and impair our growth strategy.

Our business depends on access to reliable and competitively priced infrastructure inputs, including electricity and other utilities for compute and data center operations, advanced semiconductors and related components, cloud and colocation services, network bandwidth, and licenses to foundation models and other proprietary software. Global demand for high-performance computing and AI infrastructure has intensified, while supply has been constrained by limited fabrication capacity, long lead times for advanced GPUs and networking equipment, and export controls and other geopolitical developments. As a result, vendors and utilities we rely on may substantially increase prices, impose surcharges or indexation to commodity or inflation benchmarks, reduce or eliminate promotional credits, or otherwise modify commercial terms. Cloud providers may raise rates for compute, storage, and data egress, alter discount structures tied to minimum commitments, or introduce unfavorable metering for inference or training workloads. Similarly, providers of foundation models and other AI software may increase licensing fees, change usage-based pricing, restrict or charge for fine-tuning or derivative use, or modify terms governing safety, attribution, audit, indemnity, and service levels in ways that require us to incur additional costs.

Sustained or sudden increases in any of these input costs, or unfavorable changes in commercial terms, could materially increase our cost of revenue and operating expenses, compress gross margins, and adversely affect our operating results and cash flows. They could also require additional capital expenditures, reduce the attractiveness of certain product offerings or customer segments, and constrain our ability to invest in research, development and growth initiatives. If we are unable to effectively manage or offset these costs through pricing, efficiency gains, capacity planning, or diversification of suppliers, our business, financial condition, and results of operations could be materially and adversely affected.

The proliferation of synthetic and human-like interactions, including synthetic voices, may create new disclosure, impersonation, and consumer-protection risks.

Our agents can participate in real-time voice and messaging interactions that may be perceived by end customers as human-initiated, especially as speech synthesis and conversational quality improve. Governments and regulators are increasingly focused on synthetic media, “deepfakes,” and AI-mediated interactions, including rules that require clear disclosure when users are interacting with an AI system or when synthetic audio or video is used. New or existing laws and carrier or platform policies could restrict the use of synthetic voices or require specific disclosures, logging, or consent flows, particularly in sensitive use cases such as collections, healthcare, or financial services.

We provide defaults to disclose AI involvement in inbound interactions and review outbound disclosure approaches before enabling those campaigns and allow customers to customize these disclosures. If the required disclosed are omitted, insufficient, or not applied to articular channels or jurisdictions, or if our agents, or agents operated by our customers and partners, are perceived as impersonating individuals, misrepresenting their nature as AI systems, or being used to create harmful synthetic content, we could face regulatory scrutiny, claims under consumer-protection or unfair-practices laws, and reputational damage. Implementing new disclosures or consent requirements may also increase friction in user flows, reduce conversion or completion rates, and require product changes that increase our costs or limit certain use cases.

Rapidly evolving legal standards around AI training data, model outputs, and synthetic media may increase our compliance burden and that of our suppliers, or limit our ability to use certain AI technologies.

Courts, regulators, and legislatures around the world are actively considering how copyright, data-protection, publicity, and related laws apply to AI training data, model outputs, and synthetic media. Recent policy discussions and proposals focus on whether and how copyrighted works may be used to train models, the ownership and protectability of AI-generated content, and the obligations of AI providers and deployers with respect to attribution, opt-outs, and licensing.

Although we generally rely on third-party model providers for training, adverse legal or regulatory developments could increase the costs or constraints those providers face—for example by requiring licenses for training data, imposing new transparency or recordkeeping rules, or restricting cross-border use of training sets—and they may pass those costs or restrictions through to us via higher prices, limited functionality, or more restrictive terms. We may also face obligations or liability relating to how our customers use or repurpose model outputs, particularly as more jurisdictions adopt AI-specific rules or expand existing privacy and consumer-protection regimes to cover AI.

If we, our suppliers, or our customers are found to have insufficient rights in training data or outputs, or to have violated emerging AI-related legal standards, we could face litigation, enforcement actions, contractual claims, and reputational harm, and may be required to change our products or cease using certain models or features.

The non-deterministic and evolving behavior of LLMs and AI agents makes it difficult to predict or certify outcomes, which may increase operational, legal, and reputational risk.

By design, many LLMs are non-deterministic: the same input can yield different outputs over time or across model versions. As we and our providers update models, prompts, and orchestration strategies, previously validated workflows may behave differently, including in ways that are harder to detect through traditional software QA methods. This challenge is magnified in multi-agent and tool-using scenarios, where agents combine model outputs with actions—such as updating records, rescheduling appointments, or initiating downstream workflows—in complex environments.

These characteristics make it more difficult to provide firm assurances to customers, regulators, and other stakeholders about the exact behavior of an agent in all circumstances, to demonstrate consistent compliance with emerging AI-governance standards, or to prove that a particular response or action could not occur. If our agents, or the underlying models they use, behave unexpectedly, for example by making commitments on behalf of customers that they did not intend to authorize, escalating conversations unnecessarily, or producing inconsistent disclosures—our customers may experience operational disruption, regulatory scrutiny, or complaints from their own customers, and may hold us responsible. This could result in increased monitoring and evaluation costs, contractual disputes, reputational harm, and reduced adoption or usage of our platform.

We hold bitcoin as part of our treasury strategy, which is subject to increased volatility and substantial risks associated with cryptocurrency.

Although we believe cryptocurrency has the potential to serve as a hedge against inflation in the long term, the short-term price of cryptocurrency as an asset class declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our cryptocurrency acquisition strategy or actions we undertake to implement it. If cryptocurrency prices were to decrease or our cryptocurrency acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our securities would be materially adversely impacted. We hold bitcoin as part of our treasury strategy and account for bitcoin at fair value with changes recognized in other income (expense). As a result, our reported net loss may be significantly affected by changes in the market price of bitcoin, which is outside of our control and may introduce material volatility to our reported results.

Our bitcoin treasury strategy contains various risks, including those inherent to bitcoin and the broader digital asset ecosystem.

We have made investments in bitcoin as part of our bitcoin treasury strategy. In connection therewith, we maintain a bitcoin treasury reserve, which held 11.690 bitcoin with a fair value of $797,950 as of March 31, 2026 and based on observable market prices, representing approximately 15% of our total assets as of March 31, 2026. Our bitcoin treasury strategy contains various risks, which include, but are not limited to, the following:

●	Volatility. Bitcoin is a volatile digital asset that undergoes sharp fluctuations in trading price. The trading price of bitcoin has significantly declined in the past and such declines may occur again in the future. For example, a hypothetical 50% increase or decrease in bitcoin’s fair value would have impacted our net income for the three months ended March 31, 2026 by approximately $398,975, reflecting the fair value accounting under ASU 2023-08.

●	Bitcoin does not pay interest or dividends. Bitcoin does not pay interest, dividends or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

●	Our bitcoin holdings may significantly impact our financial results. Our bitcoin holdings have affected our financial results in the past and if we continue to increase our overall holdings of bitcoin in the future, bitcoin may have an even more pronounced impact on our financial results in the future.

Risks Related to Technology, Security, and Privacy

A security breach or unauthorized access to our systems or those of our third-party service providers could result in the loss, compromise, or unauthorized disclosure of customer data, harm our reputation, and subject us to significant liability and regulatory scrutiny.

Our business involves the collection, processing, and storage of sensitive data, including customer business records, communications, and, in some cases, payment-related information. We rely on a combination of our own systems and those of third-party service providers, including cloud infrastructure, telecommunications partners, and integration vendors—to deliver our AI Agent Operating System and related services. The security of our platform and the protection of customer data are critical to our operations and reputation.

We maintain an incident response plan and conduct tabletop exercises, and we are not aware of a material data breach to date. Despite our efforts to implement robust security measures—including encryption, access controls, multi-factor authentication, network segmentation, vulnerability management, and regular penetration testing—our systems and those of our third-party service providers may be vulnerable to cyberattacks, unauthorized access, security breaches, employee or contractor error or malfeasance, phishing, malware, ransomware, or other malicious activity. Techniques used to obtain unauthorized access to, or sabotage systems are constantly evolving and may be difficult to detect or defend against, even with the most advanced security tools and practices.

If we or our third-party service providers experience a security breach or unauthorized access, customer data could be lost, compromised, or disclosed without authorization. Such an incident could result in significant harm to our customers, including business disruption, reputational damage, regulatory investigations, and potential legal claims. We could also face direct financial losses, increased costs to remediate and enhance security, loss of current and prospective customers, and damage to our brand and competitive position.

In addition, we are subject to a variety of laws, regulations, and contractual obligations relating to privacy, data protection, and information security, including the SOC 2 Trust Services Criteria and other industry standards. A security incident could result in regulatory investigations, enforcement actions, fines, penalties, or other liabilities, as well as requirements to notify affected customers and individuals, which could further harm our reputation and business.

While we maintain security and privacy programs designed to protect customer data and comply with applicable requirements, we cannot guarantee that our security measures or those of our third-party service providers will prevent all security incidents. Any actual or perceived failure to prevent a security breach or unauthorized access to customer data could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to obtain, maintain, or timely remediate issues identified in security and compliance audits or certifications, including SOC 2, our reputation could be harmed, and we could lose customers or be unable to win new business.

Many of our current and prospective customers, particularly larger enterprises, service providers, and customers operating in regulated industries, expect us to maintain robust security and compliance programs and to demonstrate those programs through independent audits and certifications, such as SOC 2 Type II reports. We maintain a SOC 2 Type II program supported by third-party audits and assessments. We highlight our SOC 2 posture and related controls in our marketing and customer materials, and we expect that customers will increasingly condition purchases, renewals, or expansions on our ability to provide satisfactory audit results and responses to security questionnaires.

Our security and compliance programs are complex and continue to evolve. As we grow, expand our product capabilities, and onboard new vendors, we may identify control deficiencies or gaps that require remediation or design changes. Independent auditors may identify findings in SOC 2 or other assessments that customers view as material, or may determine that certain controls were not operating effectively during the relevant period. We may be unable to remediate findings on a timely basis, may decide that the cost or operational impact of certain controls is too high, or may be unable to maintain particular certifications or attestations in the future. In addition, new or more stringent standards, or changes in how auditors interpret existing frameworks, may require significant additional investment.

Any actual or perceived failure to maintain adequate security and compliance controls, to obtain or renew certifications or favorable audit reports, or to satisfy customer expectations in due-diligence processes could delay or prevent sales, lead to contract terminations or reduced usage, harm our reputation and brand, affect our ability to serve regulated customers, and adversely affect our business, financial condition, and results of operations.

We process personal data, including in some cases protected health information, and our failure or the failure of our customers, partners, or service providers to comply with privacy, data protection, and healthcare laws could result in significant liability and harm our business.

Our platform processes personal data on behalf of our customers and partners, including contact information, call recordings and transcripts, message content, account identifiers, usage data, and other business records. In some deployments, particularly in healthcare and related verticals, this data may include protected health information, or PHI, subject to the U.S. Health Insurance Portability and Accountability Act, or HIPAA, and similar laws, and we may act as a “business associate” pursuant to business associate agreements, or BAAs, with covered entity customers. We may also process limited payments-related metadata and tokens in connection with integrations to customers’ chosen payment providers.

As a result, we are, and our customers and partners are, subject to numerous federal, state, and foreign laws, regulations, and standards relating to privacy, data protection, and information security, including, for example, HIPAA and its implementing regulations, the California Consumer Privacy Act and other U.S. state privacy laws, the EU and UK General Data Protection Regulation, or GDPR, and sector-specific rules. These laws are complex, rapidly evolving, and sometimes inconsistent across jurisdictions. Interpretation and enforcement are changing, and new requirements—such as restrictions on cross-border data transfers, limits on automated decision-making, or heightened consent and transparency obligations—may apply to us, our customers, or our partners.

Although we maintain a security and privacy program aligned to the SOC 2 Trust Services Criteria for Security, Availability, and Confidentiality and provide controls such as redaction, configurable retention, access controls, and audit logs, these measures may not be sufficient to prevent or detect all violations or satisfy all regulatory expectations. Our customers and partners control many aspects of how our platform is configured and used, and their misconfigurations or non-compliance could result in regulatory or contractual exposure for them and, in some cases, for us. Actual or alleged violations of privacy, data protection, or healthcare laws, or breaches of BAAs, could result in investigations, fines, penalties, litigation (including class actions), orders to change our practices, restrictions on our ability to process certain data or serve particular verticals, and reputational harm. Any of these outcomes could adversely affect our business, financial condition, and results of operations.

We currently store customer data with an industry-leading cloud service provider in the United States. If we expand to additional jurisdictions, we may need to support data localization, in-country hosting, or local vendor arrangements, which could increase cost and complexity or delay launches.

Evolving privacy, AI governance, and communications regulations may require product changes, constrain capabilities, or increase costs.

Rules governing automated interactions, consent, transparency, recording, data handling, and cross-border transfers continue to evolve across jurisdictions. We design product primitives to help customers implement their policies, but changes in law or carrier requirements may necessitate feature modifications, restrict certain workflows, or slow launches pending partner configuration updates. Increased compliance burdens may require additional headcount, audits, or tooling investment, which could adversely affect margins and timelines.

We rely on our own AI Agent Operating System and AI agents to operate important aspects of our business, which may increase our exposure to operational, compliance, and reputational risks.

We use our own platform and AI agents extensively to operate our business, including for inbound call and message handling, lead qualification and routing, appointment scheduling, follow-ups, internal QA and reporting workflows, and other operational tasks. For example, we use our proprietary AI agent to triage inbound inquiries across voice, text, email, and web chat, and we use our platform to automate portions of internal support and go-to-market operations.

While we believe this “AI-first” approach demonstrates the capabilities of our platform and allows us to operate as a lean organization, it also increases our dependence on the availability, performance, and security of our own systems. If our platform or internal agents experience defects, outages, misconfigurations, security incidents, or unexpected behavior, our ability to respond to customer inquiries, support partners, operate our sales and marketing processes, or meet our own compliance obligations could be impaired. Any such issues would not only disrupt our operations but could also undermine customer and partner confidence in our platform and claims about its reliability, guardrails, and return on investment. In addition, because we are an early adopter of our own technologies, weaknesses in our controls or workflows may not yet be fully understood or mitigated. Any of these factors could adversely affect our business, financial condition, and results of operations.

We could suffer disruptions, outages, defects, and other performance and quality problems with our AI Agent Operating System or with the public cloud and internet infrastructure on which it relies.

Our business depends on our AI Agent Operating System to be available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our AI Agent Operating System. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our AI Agent Operating System relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open-source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents.

Further, if our contractual and other business relationships with our public cloud providers are terminated, suspended, or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we could be unable to provide our AI Agent Operating System and could experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.

Any disruptions, outages, defects, and other security performance and quality problems with our AI Agent Operating System or with the public cloud and internet infrastructure on which it relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our AI Agent Operating System, increased expenses, including significant, unplanned capital investments and/or service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We may fail to maintain and expand relationships with key vendor partners or to convert pilot deployments and embedded features into material recurring usage.

Partner success depends on rapid provisioning, native integration, usage pass-through, and white-label controls. Despite investments in enablement, partners may not drive expansion at anticipated rates, may roll out features to limited customer segments, or may reprioritize roadmaps. Pilot deployments may not convert to durable usage due to end-customer preferences, performance perceptions, pricing sensitivities, or organizational changes. Failure to maintain and expand partner relationships could materially affect growth.

Customer concentration or reliance on a limited number of partners or large embedded launches could make our results more volatile.

As we scale, a small number of significant partners or large vendor launches could account for a meaningful share of usage in a period. Delays, contract changes, or underperformance in these deployments could create volatility in revenue, margins, and cash flows. We may also face heightened negotiation leverage from larger partners, resulting in pricing pressure or commercial terms that adversely affect gross margins.

Our contracts may contain indemnity obligations and liability provisions that expose us to disputes and potential losses.

Customer and partner agreements may include indemnities for data protection, IP infringement, communications practices, and other obligations. Liability caps or exclusions may not be enforceable in all jurisdictions, and insurance coverage may be insufficient or unavailable on acceptable terms. Disputes could harm relationships, reduce demand, and impose costs.

Risks Related to Intellectual Property

We may be sued by third parties for alleged infringement of their proprietary rights, which could adversely affect our business, results of operations and financial condition.

There has been considerable patent and other intellectual property development activity in the AI industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. In the future, we may receive claims from third parties, including our competitors, alleging that our platform and underlying technology infringe or violate such third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. In addition, in operating our platform, we rely significantly on software provided by third parties, including without limitation, generative AI models and applications, and we may become subject to similar infringement claims related to such third party software. We may not have adequate indemnities from, or we may not be successful in enforcing our rights to indemnification by, such third party software providers.

Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering some portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or modify our platform, which could further exhaust our resources. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of the outcome.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

Our success depends in part on our ability to protect our brand and the proprietary methods and technologies underlying our platform. As of the date of this Quarterly Report, we rely primarily on unregistered copyrights, trade secrets, proprietary know-how, and contractual protections, along with a single pending U.S. utility patent application relating to our voice-agent integration with PBX systems. We do not currently have any issued patents or registered trademarks, and there can be no assurance that our pending patent application will result in an issued patent or that any patents we may obtain in the future will provide meaningful competitive protection.

The particular forms of intellectual property protection that we seek, or our business decisions about when to file patent applications and trademark applications, may not be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, lead to the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition.

We also rely, in part, on confidentiality agreements with our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase.

Our means of protecting our intellectual property and proprietary rights may not be adequate or our competitors could independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations and financial condition could be adversely affected.

Our use of open source software could negatively affect our ability to sell our products and subjects us to possible litigation.

Our software incorporates select open source software, and we expect to continue to incorporate open source software in our software in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our platform and services. Moreover, although we have implemented policies designed to regulate the use and incorporation of open source software into our software, we cannot be certain that we have not incorporated open source software in our software in a manner that is inconsistent with such policies. There is a risk that our use of third-party open source software could impose certain requirements on our ability to commercialize our platform and services, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous open source license conditions or restrictions. In any of these events, we and our customers could be required to seek licenses from third parties to continue offering our software and we could be required to make proprietary portions of our source code freely available or to re-engineer the implicated products or discontinue offering the implicated products to customers in the event re-engineering cannot be accomplished on a timely basis. In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could harm our business and could help our competitors develop products and services that are similar to or better than ours. Any of the foregoing could require us to devote additional research and development resources to re-engineer our products, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

Risks Related to Legal and Regulatory Matters

We are subject to the U.S. Foreign Corruption Practices Act, or FCPA, and similar anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and similar laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party business partners or intermediaries, representatives, and agents from authorizing, offering, or providing, directly or indirectly, improper payments or other benefits, directly or indirectly, to government officials or others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international sales and business, our risks under these laws may increase.

As we increase our international sales and business and sales to the public sector, we may engage with third-party business partners and intermediaries to market our products and services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party business partners or intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our third-party business partners or intermediaries, our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure investors that our third-party business partners or intermediaries, employees, representatives, contractors, and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management, as well as significant defense costs and other professional fees. In addition, noncompliance with anti-corruption, or anti-bribery could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions against us, our officers, or our employees, disgorgement of profits, suspension or debarment from contracting with the U.S. government or other persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our reputation, business, stock price, financial condition, prospects and results of operations could be harmed.

Risks Related to Tax Matters

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of March 31, 2026, we had federal net operating loss, or NOL, carryforwards of approximately $7.2 million and state NOL carryforwards of approximately $1.6 million. Approximately $0.2 million of our state NOL carryforwards expires in 2045 and approximately $1.4 million may be carried forward indefinitely. Since our company was incorporated in 2022, we do not have any NOLs generated in tax years beginning before January 1, 2018. Under current U.S. federal income tax law, NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but utilization of such post-2017 NOLs that are carried forward to taxable years beginning after December 31, 2020 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. Such limitation could harm our business, results of operations, financial condition or prospects.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater-than-50-percentage-point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. We may experience ownership changes as a result of future offerings or other changes in the ownership of our stock. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a significant portion of the NOLs, even if we were to achieve profitability. In addition, any future changes in tax laws could impact our ability to utilize NOLs in future years and may result in greater tax liabilities than we would otherwise incur and adversely affect our cash flows and financial position.

We could be subject to additional tax liabilities as a result of changes in tax laws.

We are subject to U.S. federal, state, and local income, sales, and other taxes in the United States. In the future, we may also be subject to foreign income, withholding, and value-added taxes, and other indirect taxes in foreign jurisdictions. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate.

In addition, the tax regimes we are subject to or operate under are unsettled and may be subject to significant change, which may become increasingly challenging as we expand our operations globally. Changes in tax laws, issuance of new tax rulings, or changes in interpretations of existing laws could cause us to be subject to additional income-based and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes, which could adversely affect our results of operations and financial condition. In particular, the U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) which, along with other recent U.S. federal tax reform legislation, has resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes or surtaxes on certain types of income, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. In particular, the OBBBA enacted Section 174A of the Code, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside the U.S. continue to be required to be capitalized and amortized over a 15-year period. The issuance of additional regulatory or accounting guidance related to these and any future changes in tax law could significantly affect our tax obligations and effective tax rate in the period issued.

Due to anticipated expansion of our international business activities, any changes in the U.S. taxation and foreign taxation of our cross-border activities may increase our worldwide effective tax rate and adversely affect our results of operations and financial condition. The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies globally could adversely affect our business, financial condition, results of operations, and prospects.

Our operating results may be negatively affected if we are required to pay additional sales and use tax, value added tax, or other transaction taxes, and we could be subject to liability with respect to all or a portion of past or future sales.

The application of U.S. federal, state, local, and foreign tax laws to our business, or any potential changes in our business model, is unclear and continually evolving. New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to our business model or could otherwise negatively impact our results of operations and financial condition.

We strive to follow all applicable sales, use, value added and other transaction tax laws and rules in the jurisdictions we operate in. In some jurisdictions in which we do business, we do not believe that we owe such taxes, and therefore we currently do not collect and remit such taxes in those jurisdictions or record contingent tax liabilities in respect of those jurisdictions. A successful assertion that we are required to pay additional taxes in connection with sales of our products and solutions, or the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes, would result in increased costs and administrative burdens for us. Any increased tax burden may decrease our ability or willingness to compete in relatively burdensome tax jurisdictions, result in substantial tax liabilities related to past or future sales, or otherwise seriously harm our business, results of operations, financial condition or prospects.

Changes in our effective tax rate or tax liability may adversely affect our results of operations.

Our effective tax rate could increase due to several factors, including:

●	changes in the relative amounts of income before taxes in the various U.S. and international jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;

●	changes in tax laws, tax treaties, and regulations or the interpretation of them;

●	changes in our international operations, corporate structure, business model, or intercompany arrangements;

●	changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax-planning strategies, and the economic and political environments in which we do business;

●	the outcome of current and future tax audits, examinations, or administrative appeals; and

●	limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Ownership of Our Class A Common Stock

We are a “controlled company” within the meaning of the NYSE American and NYSE Texas rules because our founders beneficially own more than 50% of the voting power of our outstanding voting securities.

As of the date hereof, our founder and Chief Executive Officer, Lyle Pratt, together with co-founder and Chief Operating Officer, Brandon Robinson and co-founder and Chief Product Officer, Timothy Noah Hayes, collectively beneficially own approximately 85.6% of the voting power of our outstanding voting securities. Thus, we are a “controlled company” within the meaning of the listing rules of NYSE American and NYSE Texas. We may rely on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors. Although we currently do not, and do not intend to, rely on the “controlled company” exemption under the listing rules, we could elect to rely on this exemption in the future. In the event that we elected to rely on the “controlled company” exemption, a majority of the members of our board of directors might not be independent directors, and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Our status as a controlled company could cause our shares of Class A common stock to be less attractive to certain investors or otherwise harm our trading price. As a result, investors would not have the same protection afforded to stockholders of companies that are subject to these corporate governance requirements. Additionally, investors may be prevented from effecting matters involving our Company, including:

●	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

●	any determination with respect to mergers or other business combinations;

●	our acquisition or disposition of assets; and

●	our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price of our Class A common stock because investors may perceive disadvantages in owning stock in a Company that is controlled by a small number of stockholders. Although our Company does not, and does not intend to, utilize the controlled company exemptions to the corporate governance listing standards, if we continue to be eligible to utilize the controlled company exemptions in the future, we may choose to do so. In such instance we would be exempted from, among other things, the requirements to have a board with a majority of independent members and the requirement that we have a nominating and governance committee and compensation committee that are composed entirely of independent directors and have written charters addressing the respective committee’s purpose and responsibilities.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of the date hereof, our officers, directors and principal stockholders each holding more than 5% of our Class A common stock, collectively, control approximately 92.4% of our voting securities. In addition, as of the date hereof, our officers, directors and principal stockholders collectively hold options and warrants to purchase a total of 572,126 shares of our Class A common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our Class A common stock. This concentration of ownership may not be in the best interests of our other stockholders.

The market price of our Class A common stock may be volatile and may decline regardless of our operating performance, which could result in the loss of all or part of an investment in our Class A common stock.

The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause investors to lose all or part of their investment in our Class A common stock since they might be unable to sell their shares at or above the price they paid. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the trading prices and trading volumes of technology stocks;

●	volatility in the trading volumes of our Class A common stock;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	sales of shares of our Class A common stock by us or our stockholders;

●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

●	announcements by us or our competitors of new products or services;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry or both;

●	regulatory actions or developments affecting our operations, those of our competitors or our industry more broadly;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth of our markets.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may significantly affect the market price of our Class A common stock, regardless of our actual operating performance.

In addition, in the past, the market for technology and AI-related companies has experienced extreme price and volume fluctuations and class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

An active trading market for our Class A common stock may not be sustained in the future.

We cannot assure investors that an active trading market for our Class A common stock will be sustained in the future. The absence or limited nature of a public market may impair an investor’s ability to sell its shares at the time it wishes or at a price it considers reasonable and may also reduce the fair value of an investor’s shares. An inactive market could also impair our ability to raise capital by selling equity securities and to use our equity as acquisition currency. In addition, the breadth and depth of an active market depends in part on the number of shares available for trading (public float), which may be limited for us in the future. If we fail to satisfy the continued listing standards of the applicable stock exchange at any time, our Class A common stock could be delisted, which would further reduce liquidity, impede our ability to raise capital, and could negatively affect the price of our Class A common stock. Moreover, market making activities may be limited or sporadic for newly public companies, which can increase bid-ask spreads and price volatility, and trading may be influenced by short-term trading strategies rather than fundamental analysis.

Future sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of the date of this Quarterly Report, we have 9,156,530 shares of our Class A common stock outstanding.

All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including any shares that were purchased by any of our affiliates in our IPO). The remaining shares of our Class A common stock are subject to the lock-up agreements or market stand-off agreements described below.

We, all of our directors and executive officers, and the other holders of substantially all of our common stock outstanding immediately prior to our IPO and securities exercisable for or convertible into our common stock immediately prior to our IPO, have entered into agreements with the underwriter of our IPO, under which we and such holders have agreed not to (i) offer, sell, contract to sell, pledge, grant any option, right or warrant to purchase, purchase any option or contract to sell, lend or otherwise transfer or dispose of any shares of our common stock or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of our common stock, which we collectively refer to as the Lock-Up Securities, (ii) engage in any hedging transactions or similar arrangement with respect to the Lock-Up Securities, (iii) make any demand for or exercise any right with respect to the registration of the Lock-Up Securities, or (iv) otherwise publicly announce any intention to engage in or cause any action, activity, transaction or arrangement described in clauses (i), (ii) or (iii), during the period ending on the date that is six (6) months after the date of our Prospectus, or the Lock-Up Period, subject to certain customary exceptions and certain provisions that provide for the release of certain shares of our common stock. In addition, Benchmark Company LLC (“Benchmark”), may, in its sole discretion, release all or some portion of the Lock-Up Securities prior to the expiration of the Lock-Up Period. Upon expiration or earlier release of the Lock-Up Period, a substantial number of our shares may become available for sale. When the Lock-Up Period expires, we and our security holders subject to a lock-up agreement will be able to sell our shares in the public market. Sales of a substantial number of such shares upon expiration of the lock-up agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for investors to sell their Class A common stock at a time and price that they deem appropriate.

In addition, as of the date of this Quarterly Report, we have options outstanding that, if fully exercised, would result in the issuance of 949,885 shares of Class A common stock, and warrants outstanding that, if fully exercised, would result in the issuance of 1,096,518 shares of Class A common stock. All of the shares of Class A common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up agreements and applicable vesting requirements.

We have also filed registration statements on Form S-8 to register the shares subject to outstanding equity awards and shares reserved for future issuance under our equity plans, which, upon issuance, may be freely sold in the public market (subject to applicable vesting schedules, Rule 144 and lock-up restrictions).

Additionally, the holders of 2,182,345 shares of our capital stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.

We may also issue our shares of Class A common stock or securities exercisable for or convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investments, or otherwise. If we are unable to effectively manage the risks relating to the price of our Class A common stock, our business, financial condition, results of operations, and prospects could be adversely affected.

Any of these events could increase the supply of our Class A common stock in the market and may depress the trading price. Limited public float could further amplify price movements when large blocks are sold.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the independent auditor attestation requirements of the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the required number of years of audited financial statements, and (iii) exemptions from the requirements of holding non-binding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements.

We could be an emerging growth company for up to five fiscal years following the completion of our IPO. However, certain circumstances could cause us to lose that status earlier, including the date on which we are deemed to be a “large accelerated filer,” under applicable SEC rules, if we have total annual gross revenue of $1.235 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company, even if we are no longer an emerging growth company, until the last day of the fiscal year in which (1) the market value of our common equity securities held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common equity securities held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Investors may find our Class A common stock less attractive because we may rely on certain of these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our share price may be more volatile and may decline.

We incur significant increased costs and demands on management resources as a result of operating as a public company.

As a public company, we incur significant legal, accounting, compliance, investor relations, and other expenses that we did not incur as a private company and these expenses will increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with legal, compliance, and investor relations initiatives. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it may be more expensive or more difficult for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. If we are unable to effectively manage these increased costs and demands upon management resources, our business, financial condition, results of operations, and prospects could be adversely affected.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, results of operations, and prospects.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of NYSE American and NYSE Texas and other applicable securities rules and regulations. We expect that compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities. We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could cause a decline in the price of our Class A common stock and could negatively impact our business, financial condition, results of operations, and prospects.

As a public company, and particularly after we are no longer an “emerging growth company,” significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

If securities, financial or industry analysts do not publish research or reports about our business, or if they publish inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on research and reports published by securities or industry analysts. If few analysts cover us, if analysts issue unfavorable commentary or downgrade our stock, or if we fail to meet guidance or analyst expectations (including usage or outcome metrics important to our model), our stock price and trading volume could decline. In addition, as a newly public company, analysts may have limited historical information on which to base estimates, which can increase the likelihood of forecast errors and negative reactions to quarterly results. If one or more analysts cease coverage of us or fail to publish reports on us regularly, our visibility in the financial markets could be reduced, which may adversely affect our stock price and trading volume.

We do not currently intend to pay dividends for the foreseeable future and consequently investors must rely on appreciation of our Class A common stock for any return on their investment, which may never occur.

We have never declared or paid cash dividends on our Class A common stock and do not anticipate paying dividends for the foreseeable future. We intend to retain any future earnings to fund operations and growth. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions (including any debt arrangements), and other factors. As a result, the success of an investment in our Class A common stock will depend on future appreciation of its market price, which may not occur.

Our charter documents and Delaware law could delay or prevent a change in control that stockholders may consider favorable and may limit an investor’s ability to influence corporate matters.

Certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws, as well as applicable provisions of Delaware law, may have the effect of delaying or preventing a merger, acquisition, or other change of control of the company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our second amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	provide that our board of directors is classified into three classes of directors with staggered three-year terms;

●	permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	require super-majority voting by our stockholders to amend some provisions in our second amended and restated certificate of incorporation and amended and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

●	only a majority of our board of directors or the chairman of the board of directors are authorized to call a special meeting of stockholders;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	do not provide for cumulative voting;

●	directors may only be removed “for cause” and only with the approval of at least 66 2/3% of the voting power of our then-outstanding capital stock;

●	following the Final Conversion Date (as defined in our second amended and restated certificate of incorporation), prohibit stockholder action by written consent, which will require all stockholder actions to be taken at a meeting of our stockholders;

●	our board of directors is expressly authorized to make, alter, or repeal our bylaws; and

●	establish advance-notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Our second amended and restated certificate of incorporation contains exclusive forum provisions that could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our second amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or, if it lacks subject matter jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for certain types of actions and proceedings, including (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising under the Delaware General Corporation Law, or our second amended and restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our second amended and restated certificate of incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Supreme Court of the State of Delaware or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations. These provisions do not apply to claims under the Exchange Act, for which exclusive federal jurisdiction applies by statute.

We may need additional capital in the future, and any such financing may result in dilution to stockholders or impose operational or financial restrictions on us.

We may require additional capital to fund operations, invest in platform development and integrations, pursue strategic opportunities, or respond to competitive pressures. If we raise funds through equity or equity-linked securities, our existing stockholders could suffer dilution, and any such securities may have rights superior to those of our Class A common stock. If we raise funds through debt financing, we may be subject to covenants or other restrictions that limit our operating flexibility. There can be no assurance that additional financing will be available on acceptable terms or at all, and if we cannot raise needed capital, we may need to reduce our operations, scale back growth initiatives, or delay strategic programs. Volatile market conditions could further limit access to capital or increase its cost.

We have identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

We have identified control deficiencies in our financial reporting process that constitute a material weakness for the year ended December 31, 2025, related to not maintaining effective controls over the preparation and review of our financial statements, including controls over journal entries and account reconciliations. As a result, material audit adjustments, including those related to capitalized software costs, prepaid expenses, accrued liabilities, and stock-based compensation, were required to correct errors in our financial statements.

We have initiated certain measures to remediate this material weakness, and plan to implement additional appropriate measures in the future, if necessary. For example, we have implemented a remediation plan that includes new controls and processes, hiring of additional accounting and finance personnel with appropriate level of expertise, and improving oversight over and review of significant and complex transactions. However, there can be no assurance that we will be able to fully remediate our existing material weakness or that our remedial actions will prevent this weakness from re-occurring in the future.

Further, there can be no assurance that we will not suffer from other material weaknesses or significant deficiencies in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our Class A common stock. Additionally, failure to remediate the material weaknesses or otherwise maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

General Risk Factors

Estimates and projections of our market opportunity and growth may not be accurate, and, even if the market grows as expected, our business may not grow at similar rates.

Our estimates of the market opportunity for Business AI Agents and forecasts of market growth are subject to significant uncertainty and are based on various assumptions and third-party data that may not prove accurate. In the section titled “Our Business” of our Prospectus, we describe internal modeling that uses a top-down approach anchored to third-party estimates of outsourced call and contact center outsourcing spend (as a proxy for customer service and contact center operations) and applies assumed growth rates and an AI penetration layer.

Our analysis is inherently uncertain and actual market outcomes could differ materially from our assumptions for numerous reasons, including slower-than-expected adoption of generative AI and AI agents in customer operations; slower conversion of pilots or experimentation into production workloads; changes in technology, regulation, or customer preferences; increased competition and pricing pressure; higher-than-expected implementation, integration, safety, or compliance costs; or macroeconomic conditions that reduce overall IT and AI budgets. In addition, adjacent markets we reference—such as broader BPO spend, customer experience operations budgets, and other labor- or services-based customer support spend pools—may prove to be less relevant to AI agent workloads, or may shift more slowly to AI-driven architectures, than we currently assume.

Even if the markets in which we compete grow as we expect, there can be no assurance that our business will grow at similar rates or that we will capture a meaningful share of that growth. Our ability to realize the potential of any market opportunity depends on many factors, including our success in executing our channel-led strategy; differentiating our platform; competing effectively; scaling our operations; and maintaining partner and customer satisfaction. If our market estimates or growth projections prove inaccurate, or if our business fails to grow in line with the market, the trading price of our Class A common stock could be adversely affected.

Our enablement of payment-related workflows exposes us to risks related to fraud, chargebacks, and compliance with payment network rules and financial regulations.

Our platform supports workflows in which AI agents facilitate or initiate payments or other financial transactions through integrations with third-party payment processors and billing platforms chosen by our customers. Although we generally do not act as a payment processor or hold full payment card data, we may be associated with transactions that later result in fraud, chargebacks, disputes, or alleged violations of card-network rules or financial regulations. Customers, consumers, payment processors, or card networks may assert that our platform contributed to unauthorized or non-compliant transactions (for example, due to disclosure practices, script content, or mis-handled consent), and may seek indemnification, refunds, or other remedies. In addition, processors may modify their rules or requirements in ways that require platform changes or limit certain workflows. Any of these events could increase our costs, result in losses or penalties, reduce adoption of payment-related use cases, or harm our reputation.

Our use of contractors, consultants, and a distributed workforce may expose us to misclassification, co-employment, and payroll-related risks.

To support rapid development and partner-led deployments, we may engage independent contractors, consultants, agencies, and other third parties, including in foreign jurisdictions. If a government agency, court, or other authority were to determine that these workers should be classified as our employees, we could be liable for additional wage-and-hour obligations, employee benefits, tax withholdings, social contributions, and penalties, as well as potential joint-employer liability for their acts or omissions. Misclassification risks may be heightened by evolving laws, remote-work arrangements, and differences in labor regimes across jurisdictions. Any such findings, or changes to relevant laws, could increase our costs, require us to change our operating model, and adversely affect our business and results of operations.

Catastrophic events and other disruptions could harm our business and the price of our Class A common stock.

Natural disasters, power outages, telecommunications failures, cyberattacks, pandemics, acts of terrorism or war, and other catastrophic events could disrupt our operations, our cloud infrastructure, our partners’ systems, or our telecommunications suppliers and carriers. Even with disaster recovery and business continuity arrangements, our services could be interrupted or performance degraded, which could harm our reputation, financial condition, and results of operations and adversely affect the trading price of our Class A common stock. Supply chain disruptions, carrier policy changes, data center incidents, or failures in third-party services we rely on could exacerbate impacts. Insurance coverage may be unavailable or insufficient to cover all losses, and recovery efforts could divert management attention from operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial or intellectual property disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

From January 1, 2026 to (but not including) May 21, 2026 (the date of the filing of our registration statement on Form S-8, File No. 333-296093), we granted to our non-employee directors an aggregate of 657,808 shares of our Class A common stock upon the vesting of restricted stock awards under our 2022 Equity Incentive Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, as transactions under compensatory benefits plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On May 18, 2026, we issued to The Benchmark Company, LLC or its designees warrants to purchase up to a total of 187,500 shares of our Class A common stock in connection with the IPO and on May 27, 2026, we issued to The Benchmark Company, LLC or its designees warrants to purchase up to a total of 15,625 additional shares of our Class A common stock pursuant to the underwriter’s partial exercise of its over-allotment option in connection with the IPO (collectively, the “Representative’s Warrants”). The Representative’s Warrants are exercisable at $4.80 per share, are initially exercisable on November 14, 2026, and will expire on May 14, 2031. The issuance of the Representative’s Warrants was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Use of Proceeds

On May 18, 2026, we completed our IPO in which we registered and sold an aggregate of 3,750,000 shares of our Class A common stock. The shares of Class A common stock sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-294868), and our registration statement on Form S-1 (File No. 333-295916) (collectively, the “IPO Registration Statement”), which each went effective on May 14, 2026. Our shares of Class A common stock were sold at an initial public offering price of $4.00 per share, which generated aggregate gross proceeds of $15.0 million. The Benchmark Company, LLC acted as the underwriter for the IPO.

We received net proceeds of $12.5 million, net of underwriting discounts and commissions and offering expenses payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We intend to use the net proceeds from the IPO for general corporate purposes, working capital and operating expenses. These general corporate purposes may include partner enablement and distribution infrastructure, additional engineering and customer success capacity to increase deployment throughput, and continued investment in automation designed to shorten the path from customer signup to production deployment. We may also use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. However, we do not have binding agreements or commitments for any material acquisitions or investments at this time.

On May 27, 2026, we issued and sold an additional 312,500 shares of our Class A common stock at a public offering price of $4.00 per share, which generated aggregate gross proceeds of $1.3 million, pursuant to the underwriter’s partial exercise of its over-allotment option granted in connection with our IPO. We received net proceeds of $1.2 million, net of underwriting discounts and commissions and expenses payable by us.

There has been no material change in the expected use of the net proceeds from our IPO as described in the prospectus included in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of VIDA Global Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of VIDA Global Inc. (included as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-294868), filed with the Securities and Exchange Commission on April 2, 2026 and incorporated herein by reference).
4.1+	Form of Representative’s Warrant (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-294868), filed with the Securities and Exchange Commission on April 2, 2026 and incorporated herein by reference).
10.1#	Form of VIDA Global Inc. 2026 Omnibus Equity Incentive Plan and related form agreements (included as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-294868), filed with the Securities and Exchange Commission on April 2, 2026 and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished, not filed.

+ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDA Global Inc.

Date: June 26, 2026	By:	/s/ Lyle Pratt
Lyle Pratt
Chief Executive Officer
(Principal Executive Officer)

Date: June 26, 2026	By:	/s/ Brandon Robinson
Brandon Robinson
Chief Operating Officer
(Principal Financial Officer)

