Form 10-Q
period 2026-06-30
VIDA Global Inc.
filed 2026-08-14
CIK 1973062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2026, there were 9,156,530 shares of the registrant’s Class A common stock, par value $0.001 per share, and 5,426,402 shares of the registrant’s Class B common stock, par value $0.001 per share, issued and outstanding.

VIDA GLOBAL INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIDA GLOBAL INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash	$14,480,176	$2,317,761
Accounts receivable	115,569	101,667
Contract asset – unbilled usage	25,444	11,990
Prepaid expenses and other assets	409,933	321,437
Total current assets	15,031,122	2,752,855

Bitcoin	699,525	1,023,306
Capitalized software costs, net	2,384,265	2,362,313
Computer equipment, net	5,327	6,511
Other assets	36,454	1,454
Total assets	$18,156,693	$6,146,439

Liabilities and stockholders’ equity

Liabilities
Current liabilities:
Accounts payable	$397,609	$184,349
Accrued expenses	307,033	-
Credit card payable	87,618	107,807
Deferred revenue	28,788	29,440
Total current liabilities	821,048	321,596

Total liabilities	821,048	321,596

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and 1,318,836 shares authorized and 1,242,635 shares issued and outstanding as of December 31, 2025	-	1,243
Common stock, par value $0.001, no shares authorized, and no shares outstanding as of June 30, 2026; 13,969,410 shares authorized and 5,426,400 shares issued and outstanding as of December 31, 2025	-	5,426
Class A common stock, par value $0.001, 500,000,000 shares authorized, 9,156,530 issued and outstanding as of June 30, 2026; no shares authorized and no shares issued and outstanding as of December 31, 2025	9,156	-
Class B common stock, par value $0.001, 10,000,000 shares authorized, 5,426,402 shares issued and outstanding as of June 30, 2026; no shares authorized and no shares issued and outstanding as of December 31, 2025	5,426	-
Additional paid-in capital	24,588,542	10,405,019
Accumulated deficit	(7,267,479)	(4,586,845)
Total stockholders’ equity	17,335,645	5,824,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,156,693	$6,146,439

The accompanying notes are an integral part of these unaudited condensed financial statements

VIDA GLOBAL INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

	For the three months Ended		For the six months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE	$323,910	$72,952	$629,942	$108,615
Cost of revenue – exclusive of amortization of capitalized software costs shown separately	166,370	83,749	312,857	159,608
Amortization and depreciation	193,530	121,663	377,678	242,860
Sales and marketing expenses	586,960	141,489	818,132	252,201
General and administrative expenses	845,862	57,532	1,476,975	192,122

Total Operating Expenses	1,792,722	404,433	2,985,642	846,791

OPERATING LOSS	(1,468,812)	(331,481)	(2,355,700)	(738,176)

OTHER EXPENSE
Interest expense	1,153	-	1,153	-
Realized gain on bitcoin	-	(79,038)	-	(79,038)
Unrealized loss (gain) on bitcoin	98,425	(181,399)	323,781	(66,061)
Total other expenses (income)	99,578	(260,437)	324,934	(145,099)

NET LOSS	$(1,568,390)	$(71,044)	$(2,680,634)	$(593,077)

Weighted average common shares outstanding, basic and diluted	9,547,002	4,369,466	7,666,408	4,233,274

Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.02)	$(0.35)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIDA GLOBAL INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

SIX MONTHS ENDED JUNE 30, 2025

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2024	631,336	$632	5,426,400	$5,426	-	$-	-	$-	$5,269,320	$(1,689,042)	$3,586,336

Stock based compensation	-	-	-	-	-	-	-	-	278,100	-	278,100
Net loss	-	-	-	-	-	-	-	-	-	(593,077)	(593,077)
Balance, June 30, 2025	631,336	$632	5,426,400	$5,426	-	$-	-	$-	$5,547,420	$(2,282,119)	$3,271,359

SIX MONTHS ENDED JUNE 30, 2026

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2025	1,242,635	$1,243	5,426,400	$5,426	-	$-	-	$-	$10,405,019	$(4,586,845)	$5,824,843

Stock based compensation	-	-	-	-	-	-	-	-	359,222	-	359,222
Restricted stock awards issued to directors	-	-	657,808	657	-	-	-	-	(657)	-	-
Issuance of Class A common stock in connection with IPO	-	-	-	-	4,062,500	4,063	-	-	16,250,000	-	16,254,063
Underwriting discounts and offering costs in connection with IPO									(2,619,917)		(2,619,917)
Conversion of common stock to Class A common stock in connection with IPO	-	-	(657,808)	(657)	657,808	657	-	-	-	-	-
Conversion of common stock to Class B common stock in connection with IPO	-	-	(5,426,400)	(5,426)	-	-	5,426,402	5,426	-	-	-
Conversion of preferred stock to Class A common stock in connection with IPO	(1,242,635)	(1,243)	-	-	4,436,222	4,436	-	-	(3,193)	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	198,068	-	198,068
Net loss	-	-	-	-	-	-	-	-	-	(2,680,634)	(2,680,634)
Balance, June 30, 2026	-	$-	-	$-	9,156,530	$9,156	5,426,402	$5,426	$24,588,542	$(7,267,479)	$17,335,645

3 MONTHS ENDED JUNE 30, 2025

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2025	631,336	$632	5,426,400	$5,426	-	$-	-	$-	$5,390,701	$(2,211,075)	$3,185,684

Stock based compensation	-	-	-	-	-	-	-	-	156,719	-	156,719
Net loss	-	-	-	-	-	-	-	-	-	(71,044)	(71,044)
Balance, June 30, 2025	631,336	$632	5,426,400	$5,426	-	$-	-	$-	$5,547,420	$(2,282,119)	$3,271,359

3 MONTHS ENDED JUNE 30, 2026

	Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2026	1,242,635	$1,243	6,084,208	$6,083	-	$-	-	$-	$10,574,786	$(5,699,089)	$4,883,023

Stock based compensation	-	-	-	-	-	-	-	-	188,798	-	188,798
Issuance of Class A common stock in connection with IPO	-	-	-	-	4,062,500	4,063	-	-	16,250,000	-	16,254,063
Underwriting discounts and offering costs in connection with IPO									(2,619,917)		(2,619,917)
Conversion of common stock to Class A common stock in connection with IPO	-	-	(657,808)	(657)	657,808	657	-	-	-	-	-
Conversion of common stock to Class B common stock in connection with IPO	-	-	(5,426,400)	(5,426)	-	-	5,426,402	5,426	-	-	-
Conversion of preferred stock to Class A common stock in connection with IPO	(1,242,635)	(1,243)	-	-	4,436,222	4,436	-	-	(3,193)	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	198,068	-	198,068
Net loss	-	-	-	-	-	-	-	-	-	(1,568,390)	(1,568,390)
Balance, June 30, 2026	-	$-	-	$-	9,156,530	$9,156	5,426,402	$5,426	$24,588,542	$(7,267,479)	$17,335,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIDA GLOBAL INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

	FOR THE SIX MONTHS ENDED JUNE 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(2,680,634)	$(593,077)
Amortization and depreciation	377,678	242,860
Unrealized loss (gain) on bitcoin	323,781	(66,061)
Realized gain on bitcoin	-	(79,038)
Noncash operating lease expense	-	3,946
Stock-based compensation – restricted stock	241,719	120,754
Stock-based compensation – stock options	47,534	14,279
Changes in operating assets and liabilities:
Accounts receivable	(13,902)	18,925
Contract assets	(13,454)	(8,427)
Prepaid expenses and other assets	(279,899)	17,975
Accounts payable and credit card payable	193,071	1,774
Accrued expenses	307,033	-
Deferred revenue	(652)	11,587
Lease liability - operating	-	(3,946)
Net cash used in operating activities	(1,497,725)	(318,449)

Cash Flows From Investing Activities
Proceeds from sale of bitcoin	-	106,025
Capitalized software costs	(328,477)	(336,679)
Net cash used in investing activities	(328,477)	(230,654)

Cash Flows From Financing Activities
Proceeds from issuance of common stock (IPO)	16,254,063	-
Underwriting discounts and offering costs in connection with IPO	(2,265,446)	-
Net cash provided by financing activities	13,988,617	-
Net change in cash	12,162,415	(549,103)

Cash - beginning of period	2,317,761	724,296
Cash - at end of period	$14,480,176	$175,193

Noncash investing and financing activities

Preferred stock converted to common stock in relation to IPO	$1,243	$-
Stock split related to converted preferred stock in relation to IPO	$3,193	-
Stock-based compensation capitalized as software costs	$69,969	$143,067
Reclassification of Common Stock into Class A and Class B common stock	$6,083	$-
Reclassification of IPO issuance costs from prepaid expense and other assets to offset equity	$156,403	$-
Issuance of Representative’s Warrants in connection with IPO	$198,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIDA Global Inc.

Notes to the Unaudited Condensed Financial Statements

(Unaudited)

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

Initial Public Offering

On May 18, 2026, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 3,750,000 shares of its Class A common stock at a public offering price of $4.00 per share, which resulted in net proceeds of approximately $12.7 million after deducting approximately $1.3 million underwriting discounts and commissions and approximately $1.0 million offering expenses payable by the Company. On May 27, 2026, the Company issued and sold an additional 312,500 shares of its Class A common stock at a public offering price of $4.00 per share pursuant to the underwriter’s partial exercise of its over-allotment option granted in connection with the IPO. This resulted in additional net proceeds of approximately $1.1 million after deducting approximately $100 thousand underwriting discounts and commissions and approximately $30 thousand offering expenses payable by the Company. In addition, in connection with the IPO, the Company issued warrants to purchase up to a total of 203,125 shares of the Company’s Class A common stock. These warrants had a grant date fair value of $198,068. As a result of the proceeds received from the Company’s IPO, it is probable that the Company will be able to meet its obligations when due within one year after the date the financial statements are issued.

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

In the opinion of management, the accompanying interim condensed financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2026, and its results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. Operating results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results that may be expected for the years ending December 31, 2026 and 2025.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the amounts reported and disclosed in the accompanying condensed financial statements and related footnotes, including fair value measurement of stock-based compensation and warrants, capitalized software costs including useful lives, impairment, and recoverability, and realizability of deferred tax assets. Actual results could differ from those estimates.

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

Contract Balances

Contract Liabilities (Deferred Revenue)

The Company records deferred revenue for amounts billed but not yet earned for billed-in-advance recurring subscriptions. Amounts are typically earned in the following month due to the Company’s monthly contract terms and billing practices. The Company bills usage fees in arrears and does not include in deferred revenue.

The table below presents a roll forward of contract liabilities (deferred revenue) for the six months ended June 30, 2026 and 2025. All revenue associated with deferred revenue as of June 30, 2026 and December 31, 2025 is expected to be recognized within one year and is therefore classified as current liability on the accompanying condensed balance sheets.

	June 30,2026	June 30, 2025
Beginning balance	$29,440	$1,730
Revenue recognized	(372,418)	(100,291)
Subscription billings	371,766	111,878
Ending balance	$28,788	$13,317

Revenue recognized during the six months ended June 30, 2026 that was included in deferred revenue at December 31, 2025 was $29,440. Revenue recognized during the six months ended June 30, 2025 that was included in deferred revenue at December 31, 2024 was $1,730.

Contract Assets

The Company’s contract assets consist entirely of unbilled usage fees that arise when customers exceed their contracted usage tiers during the month but have not yet been invoiced. Such amounts are billed to customers in the month following the period in which the usage is incurred and are classified within current assets on the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the contract asset balance was $25,444 and $11,990, respectively, representing usage fees earned but not yet invoiced as of those dates. As of June 30, 2025 and December 31, 2024, the contract asset balance was $8,427 and $0, respectively, representing usage fees earned but not yet invoiced as of those dates.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and represents uncollateralized amounts due from customers under customary trade credit terms. The Company receives payments from customers through a third-party payment processor and as a result records a receivable balance within accounts receivable from the third-party payment processor. As of June 30, 2026 and December 31, 2025, the Company’s accounts receivable balance included $4,473 and $4,508, respectively, due from the third-party payment processor. At June 30, 2026 and December 31, 2025, the accounts receivable balance also consisted of amounts owed by a limited number of customers under 30 day payment terms. At June 30, 2026 and December 31, 2025, the accounts receivable balance was $115,569 and $101,667, respectively. At June 30, 2025 and December 31, 2024, the accounts receivable balance was $915 and $19,840, respectively.

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

The Company did not record an allowance for credit losses for accounts receivable or contract assets as of June 30, 2026 or December 31, 2025 because expected credit losses were not material based on the Company’s limited loss history and the credit quality of its customers. In addition, no credit loss expense or recoveries income was recognized during the three or six months ended June 30, 2026 and 2025.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, bitcoin, and accounts receivable.

Cash is maintained with high quality financial institutions and, at times, such balances may exceed federally insured limits. The Company has not experienced any losses on such accounts, and management believes the Company is not exposed to significant credit risk on its cash balances. As of June 30, 2026 and December 31, 2025, balances held as Cash at these financial institutions were $14,480,176 and $2,317,761 respectively.

As of June 30, 2026 and December 31, 2025, all of the Company’s bitcoin holdings were held by a third party custodian. The holdings are not insured by the Federal Deposit Insurance Company (FDIC) or protected by the Securities Investor Protection Corporation (SIPC). The concentration of bitcoin holdings limits the risk mitigation that could be achieved if the Company were to purchase a more diversified portfolio of investments. The Company’s strategy of acquiring and holding bitcoin creates exposure to counterparty risks with respect to the custody of its bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. The Company is relying on the custodian’s internal controls and compliance with SOC 2 Type 2 standards. A disruption in the operations or a breach of security at the custodian could have a material adverse effect on the Company’s financial position. Additionally, the price of bitcoin has historically experienced significant price volatility, and a significant decline in the fair value of bitcoin would adversely affect the Company’s financial condition and results of operations.

At June 30, 2026, concentration of credit risk with respect to accounts receivable was primarily from two larger customers accounting for 84% of the balance. No other customer balance was over 10% of the total accounts receivable balance. At December 31, 2025, concentration of credit risk with respect to accounts receivable was primarily from one large customer accounting for 65% of the balance. No other customer balance was over 10% of the total accounts receivable balance.

At June 30, 2026, concentration of credit risk with respect to the unbilled usage contract assets was from two customers accounting for 54% and 25% of the unbilled usage contract asset. No other customer was over 10% of the unbilled usage balance. At December 31, 2025, concentration of credit risk with respect to the unbilled usage contract assets was from one customer accounting for 73% of the unbilled usage contract asset. No other customer was over 10% of the unbilled usage balance.

The Company also has concentration risk related to its revenues. For the six months ended June 30, 2026, two customers accounted for approximately 46% of revenue, with one customer representing approximately 35% of revenue while the other represents approximately 11% of revenue. For the six months ended June 30, 2025, one customer accounted for approximately 13% of revenue. For the three months ended June 30, 2026, two customers accounted for approximately 39% of revenue, with one customer representing approximately 27% of revenue while the other represents approximately 12% of revenue. For the three months ended June 30, 2025, three customers accounted for approximately 33% of revenue, with one customer representing approximately 12% of revenue while two other represents approximately 11% of revenue each. While the Company continues to pursue diversification of its customer base, the loss of, or significant reduction in business from, either of these major customers could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the condensed statements of operations. Advertising expenses were $256,267 and $82,946 for the six months ended June 30, 2026 and 2025, respectively. Advertising expenses were $174,330 and $45,103 for the three months ended June 30, 2026 and 2025, respectively.

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

Based on operating losses and negative cash flows from operations as of June 30, 2026 and December 31, 2025, management evaluated the carrying amount of the capitalized software costs for impairment and determined that none was necessary based on the following factors:

(1) Continued usage and development of the Company’s single software platform.

(2) Increased revenues experienced in 2025 and to date in 2026 as well as additional increases expected in future periods based on executed customer contracts and forecasted sales.

As such, the Company did not recognize any impairment charges on long-lived assets for the three and six months ended June 30, 2026 or 2025.

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

The Company’s income tax returns remain subject to examination by tax authorities for all periods since inception. The Company had no income taxes paid during the three and six months ended June 30, 2026 or 2025. Additionally, the Company did not recognize any income tax expense during the three and six months ended June 30, 2026 or 2025, due to the Company’s net losses incurred during the periods. Further, as of June 30, 2026 and December 31, 2025, the Company did not have any deferred tax assets or deferred tax liabilities due to its full valuation allowance.

Recently Issued Accounting Pronouncements

In 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires public business entities to disaggregate specified expense captions (such as certain inventory-related costs and employee compensation) in the notes, using either a cost-incurred or expense-incurred basis, to provide greater transparency into the components of operating expenses.

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

3. Bitcoin and Digital Assets

Below is a rollforward of the bitcoin held for the six months ended June 30, 2026 and 2025. The USD column reflects the fair market value of the bitcoin held by the Company as of the period end dates, along with the fair value at the point in time of purchase, contribution, or sale for the respective transactions completed throughout the course of the periods presented.

Bitcoin Holdings	BTC	USD
December 31, 2024	10.617	$992,437
Purchases	-	-
Sale proceeds	(1.0)	(106,025)
Unrealized gain on bitcoin	-	66,061
Realized gain on bitcoin	-	79,038
June 30, 2025	9.617	$1,031,511

December 31, 2025	11.690	$1,023,306
Purchases	-	-
Sale proceeds	-	-
Unrealized loss on bitcoin	-	(323,781)
Realized gain on bitcoin	-	-
June 30, 2026	11.690	$699,525

Below is a breakdown of the cost of the bitcoin acquired, as well as the unrealized gain that in total reflects the fair market value on the condensed balance sheets.

	June 30,	December 31,
	2026	2025
Cost Basis	$570,659	$570,659
Unrealized Gain	$128,866	$452,647
Total fair market value of bitcoin held	$699,525	$1,023,306

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

Recurring Measurement

Bitcoin is measured at fair value on a recurring basis, as described above, using quoted prices in active markets (Level 1). As of June 30, 2026 and December 31, 2025, the Company did not have any financial instruments measured at fair value that were classified as Level 2 or Level 3. See Note 3 for more information regarding the Company’s bitcoin.

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

As of June 30, 2026

(in USD)	Level 1	Level 2	Level 3	Total
Bitcoin	$699,525	$-	$-	$699,525

As of December 31, 2025

(in USD)	Level 1	Level 2	Level 3	Total
Bitcoin	$1,023,306	$-	$-	$1,023,306

5. Capitalized Software Costs, Net

The Company’s capitalized software costs, net consist of the following at June 30, 2026 and December 31, 2025:

		June 30,	December 31,
Category	Useful Life	2026	2025
Software costs	5 years	$3,854,509	$3,456,063
Less: accumulated amortization		(1,470,244)	(1,093,750)
Capitalized software costs, net		$2,384,265	$2,362,313

Amortization expense was $376,494 and $242,860 for six months ended June 30, 2026 and 2025, respectively. Total capitalized software development costs were $398,446 and $479,746 for the six months ended June 30, 2026 and 2025, respectively. These amounts are inclusive of $69,969 and $143,067 of stock-based compensation capitalized for the six months ended June 30, 2026 and 2025, respectively. Amortization expense was $192,938 and $121,663 for three months ended June 30, 2026 and 2025, respectively. Total capitalized software development costs were $173,994 and $294,669 for the three months ended June 30, 2026 and 2025, respectively. These amounts are inclusive of $26,904 and $76,282 of stock-based compensation capitalized for the three months ended June 30, 2026 and 2025, respectively.

6. Computer Equipment, Net

Computer equipment, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Computer equipment, at cost	$7,102	$7,102
Less: accumulated depreciation	(1,775)	(591)
Computer equipment, net	$5,327	$6,511

Depreciation expense for the six months ended June 30, 2026 and 2025, was $1,184 and $0, respectively. Depreciation expense for the three months ended June 30, 2026 and 2025, was $592 and $0, respectively. The computer equipment was placed in service during the year ended December 31, 2025 and represents the first year of depreciation.

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

Lease cost and cash flow information

Lease cost for the three and six months ended June 30, 2026 and 2025 consisted of the following:

Three Months Ended June 30,

Lease cost component	2026	2025
Operating lease cost	$-	$2,135
Short term lease cost	$2,584	$-
Total lease cost	$2,584	$2,135

Six Months Ended June 30,

Lease cost component	2026	2025
Operating lease cost	$-	$3,946
Short term lease cost	$5,166	$-
Total lease cost	$5,166	$3,946

Lease cost is included within general and administrative expenses in the condensed statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $0 and $3,946 for the six months ended June 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0 and $2,135 for the three months ended June 30, 2026 and 2025, respectively.

8. Stockholders’ Equity

The Company’s common stock and preferred stock consist of the following at June 30, 2026 and December 31, 2025. There was a 2-for-1 stock split of common and preferred shares on August 31, 2025. In addition, in connection with the Company’s IPO which closed on May 18, 2026, outstanding shares of the Company’s convertible preferred stock were automatically converted into shares of Class A common stock and the Company effected a 3.57-for-1 stock split of the Company’s common stock on May 14, 2026, the effective date of the registration statement used in connection with the IPO. The impact of these stock splits has been retroactively applied to all periods presented within the accompanying condensed financial statements, including all earnings per share calculations.

On May 18, 2026, in connection with the Company’s initial public offering (“IPO”), the Company’s Second Amended and Restated Certificate of Incorporation became effective. Pursuant to the amended capital structure, the Company is authorized to issue 560,000,000 shares consisting of (i) 500,000,000 shares of Class A common stock, par value $0.001 per share, (ii) 10,000,000 shares of Class B common stock, par value $0.001 per share, and (iii) 50,000,000 shares of preferred stock, par value $0.001 per share.

Immediately prior to the IPO, all outstanding shares of the Company’s legacy common stock were reclassified into either Class A common stock or Class B common stock and all outstanding shares of Series Seed-1 Preferred Stock, Series Seed-2 Preferred Stock and Series A Preferred Stock automatically converted into shares of Class A common stock. In addition, the Company effected a 3.57-for-1 stock split of its outstanding common stock. All share and per share amounts presented in the accompanying condensed financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Common Stock

	June 30,	December 31,
Description	2026	2025
Authorized shares	-	13,969,410
Issued and outstanding	-	5,426,400
Par value per share	-	0.001

Class A Common Stock

	June 30,	December 31,
Description	2026	2025
Authorized shares	500,000,000	-
Issued and outstanding	9,156,530	-
Par value per share	0.001	-

Class B Common Stock

	June 30,	December 31,
Description	2026	2025
Authorized shares	10,000,000	-
Issued and outstanding	5,426,402	-
Par value per share	0.001	-

Preferred Stock

	June 30,	December 31,
Series Seed 1	2026	2025
Authorized shares	-	516,298
Issued and outstanding	-	516,298
Par value per share	-	0.001

	June 30,	December 31,
Series Seed 2	2026	2025
Authorized shares	-	115,038
Issued and outstanding	-	115,038
Par value per share	-	0.001

	June 30,	December 31,
Series A	2026	2025
Authorized shares	-	687,500
Issued and outstanding	-	611,299
Par value per share	-	0.001

Post-IPO Preferred Stock

	June 30,	December 31,
	2026	2025
Authorized shares	50,000,000	-
Issued and outstanding	-	-
Par value per share	0.001	-

Prepaid Equity Issuance Costs

The Company recorded $0 and $291,536 of costs incurred in connection with its IPO as a prepaid expense on the accompanying condensed balance sheet as of June 30, 2026 and December 31, 2025, respectively. Of these costs, $0 and $135,133 remained in accounts payable as June 30, 2026 and December 31, 2025, respectively. These costs consisted primarily of legal and professional fees that were directly attributable to the equity offering which was completed in May 2026.

In accordance with ASC 340-10, incremental costs directly associated with a planned equity offering are deferred and recorded as an asset when it is probable that the offering will occur. Upon completion of the IPO, $993,372 of deferred costs were reclassified from prepaid expenses and recorded as a reduction of the gross proceeds received, reflected within additional paid-in capital (APIC) in stockholders’ equity. No amortization or expense is recognized during the deferral period.

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

Holders of common stock are entitled to one vote per share and to receive dividends when and if declared by the Board of Directors, subject to the rights of any preferred stock then outstanding. No dividends had been declared or paid on common stock during the six month periods ended June 30, 2026 or 2025.

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a deemed liquidation event as defined in the Amended and Restated Certificate of Incorporation, the holders of preferred stock were entitled to receive, prior and in preference to any distribution to the holders of common stock, an amount per share equal to the greater of (i) one times the applicable original issue price per share plus any declared but unpaid dividends, or (ii) the amount that would have been payable with respect to such share if all shares of preferred stock were converted into common stock immediately prior to such event. If, upon such liquidation, dissolution, winding up or deemed liquidation event, the assets or proceeds available for distribution were insufficient to permit the full payment of such amounts, the available assets and proceeds would have been distributed among the holders of preferred stock on a pro rata basis in proportion to the full preferential amounts to which they were entitled. After payment in full of the amounts that would have been required to be distributed to the holders of preferred stock, the remaining assets of the Company, if any, would have been distributed among the holders of common stock on a pro rata basis. The preferred stock ranked senior to the common stock with respect to dividend rights and rights on liquidation. The liquidation value of Series Seed 1 preferred stock was $3,231,354 as of December 31, 2025. The liquidation value of the Series Seed 2 was $599,992 as of December 31, 2025. The liquidation value of the Series A preferred stock was $4,001,728 as of December 31, 2025. Combined liquidation value of all preferred stock as of December 31, 2025 was $7,833,074.

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

In connection with IPO, all outstanding shares of preferred stock automatically converted into 4,436,222 shares of common stock (including 3.57-for-1 forward stock split). As a result of the conversion, the carrying amount of the preferred stock was reclassified to common stock. Following the conversion, no shares of preferred stock remained outstanding.

Post-IPO equity

Class A and Class B Common Stock

In connection with the Company’s IPO on May 18, 2026, the Company’s Second Amended and Restated Certificate of Incorporation became effective. The Company is authorized to issue 500,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock, each with a par value of $0.001 per share.

Except with respect to voting and conversion rights, Class A common stock and Class B common stock have the same rights and privileges and rank equally in all respects. Holders of Class A common stock and Class B common stock are entitled to receive dividends and other distributions on an equal per-share basis when, as and if declared by the Board of Directors from funds legally available therefor. In the event of any liquidation, dissolution or winding up of the Company, holders of Class A common stock and Class B common stock are entitled to share ratably in the net assets legally available for distribution after payment of liabilities and any preferential amounts due to any outstanding series of preferred stock.

Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share on all matters submitted to a vote of stockholders. Except as otherwise required by law or the certificate of incorporation, holders of Class A and Class B common stock vote together as a single class.

Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Shares of Class B common stock also automatically convert into Class A common stock upon the occurrence of specified events set forth in the certificate of incorporation, including certain transfers of Class B common stock and the occurrence of specified sunset provisions. Upon the final conversion date defined in the certificate of incorporation, all outstanding Class B common stock will automatically convert into Class A common stock and no additional Class B common stock may thereafter be issued.

The certificate of incorporation provides that holders of Class A common stock and Class B common stock must be treated equally with respect to dividends, stock splits, combinations, reclassifications and merger consideration, except where differing treatment is approved in accordance with the certificate of incorporation.

In accordance with our certificate of incorporation, the rights, including the liquidation and dividend rights, of the holders of our Class A and Class B stock are identical, except with respect to voting. Furthermore, there are a number of safeguards built into our certificate of incorporation, as well as Delaware law, which preclude our Board of Directors from declaring or paying unequal per share dividends on our Class A and Class B stock. Specifically, Delaware law provides that amendments to our certificate of incorporation which would have the effect of adversely altering the rights, powers, or preferences of a given class of stock must be approved by the class of stock adversely affected by the proposed amendment. In addition, our certificate of incorporation provides that before any such amendment may be put to a stockholder vote, it must be approved by the unanimous consent of our Board of Directors.

As of June 30, 2026, the Company had 9,156,530 shares of Class A common stock and 5,426,402 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors has the authority, without further stockholder approval except as required by applicable law, to issue preferred stock in one or more series and to establish the rights, preferences and privileges of each series, including dividend rights, voting rights, conversion rights, redemption rights and liquidation preferences.

Immediately prior to the IPO, all outstanding shares of Series Seed-1 Preferred Stock, Series Seed-2 Preferred Stock and Series A Preferred Stock automatically converted into an aggregate of 4,436,222 shares of Class A common stock, and all rights, preferences and privileges associated with such preferred stock were extinguished. Following the conversion, no shares of preferred stock remained issued or outstanding.

As of June 30, 2026 and December 31, 2025, no shares of preferred stock authorized under the post-IPO certificate of incorporation were issued or outstanding. Accordingly, no holders possessed any preferred dividend rights, liquidation preferences, redemption rights, conversion rights or special voting rights as of June 30, 2026.

Additional Paid-in Capital

Additional paid-in capital primarily reflects amounts received from founders and investors in excess of the par value of the Company’s common and preferred stock.

Series A Warrants

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

Representative’s Warrants

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

The measurement of fair value of the Representative’s Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.24, exercise price of $4.80, term of 5 years, volatility of 65%, risk-free rate of 4.27%, and expected dividend rate of 0.0% on May 18, 2026 and share price of $3.58, exercise price of $4.80, term of 5 years, volatility of 65%, risk-free rate of 4.17%, and expected dividend rate of 0.0% on May 27, 2026). The grant date fair value of these Representative’s Warrants was estimated to be $169,388 and $28,680 on May 18, 2026 and May 27, 2026, respectively, and was reflected within additional paid-in capital during the three and six month periods ended June 30, 2026 as the Representative’s Warrants were determined to be equity classified under the guidance of ASC 815-40.

Warrant Activity

The following table summarizes warrant activity for the six months ended June 30, 2026:

	Number of	Weighted- Average
	Shares	Exercise Price
Outstanding at December 31, 2025	893,393	$0.003
Issued	203,125	$4.80
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2026	1,096,518	$0.89

With the Series A Warrants being issued in connection with the Series A Financing in August 2025, there was no warrant activity for the six-month period ended June 30, 2025. There were 203,125 Representative’s Warrants issued during the six months ended June 30, 2026. Series A Warrants outstanding at June 30, 2026 and December 31, 2025 were unexercised and unvested. Representative’s Warrants are not subject to a vesting condition and are not exercisable until November 14, 2026.

9. Stock-Based Compensation

Effective March 11, 2022, the Company maintained the VIDA Global Inc. 2022 Equity Incentive Plan (the “2022 Plan”) under which it was able to grant stock options, restricted stock awards, restricted stock units and other equity-based awards to employees, directors, and consultants. As of June 30, 2026, the 2022 Plan was no longer active, and no shares are issuable under the 2022 Plan.

In April 2026, the Company’s board of directors and stockholders adopted the VIDA Global Inc. 2026 Omnibus Equity Incentive Plan (the “2026 Plan”). The general purpose of the 2026 Plan is to provide a means for eligible employees, officers, non-employee directors and other service providers to develop a sense of proprietorship and personal involvement in the Company’s development and financial success, and to encourage them to devote their best efforts to the Company’s business, thereby advancing the Company’s interests and the interests of its stockholders. By means of the 2026 Plan, the Company seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the Company’s success. The 2026 Plan came into existence and became effective upon the effectiveness of the registration statement in connection with the IPO, after which no further grants will be made under the 2022 Plan. As of June 30, 2026, a total of 4,512,854 shares of common stock were reserved for issuance under the 2026 Plan, of which 4,274,720 shares remained available for future grant as of that date.

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

The fair value of stock options is estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions:

For the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,	June 30,
	2026	2025
Expected Term (in years)	6.03	5.85
Expected Volatility	59.07%	69.16%
Risk-free interest rate	4.29%	4.14%
Expected dividend yield	0.00%	0.00%
Grant date fair value	$2.50	$0.85

A summary of stock option activity under the Plan for the six months ended June 30, 2026 and 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2024	8,568	$0.22	9.22
Granted	145,192	0.12
Exercised	-	-
Forfeited / cancelled	-	-
Outstanding at June 30, 2025	153,760	$0.13	9.63

Outstanding at December 31, 2025	711,751	$0.23	9.66
Granted	238,134	$4.23
Exercised	-	-
Forfeited / cancelled	-	-
Outstanding at June 30, 2026	949,885	$1.23	9.37
Exercisable at June 30, 2026	67,626	$0.13	8.61

During the six months ended June 30, 2026 and 2025, stock-based compensation from stock options totaled $62,857 and $38,070, respectively. For the six months ended June 30, 2026, $25,102 was expensed as a component of sales and marketing expense and $22,432 was expensed as a component of general and administrative expense on the condensed statement of operations while the remaining $15,323 was capitalized as a component of capitalized software costs. For the six months ended June 30, 2025, $14,106 was expensed as a component of sales and marketing expense and $173 was expensed as a component of general and administrative expense on the condensed statement of operations while the remaining $23,791 was capitalized as a component of capitalized software for the six months ended June 30, 2025.

During the three months ended June 30, 2026 and 2025, stock-based compensation from stock options totaled $38,070 and $36,355, respectively. For the three months ended June 30, 2026 $12,567 was expensed as a component of sales and marketing expense and $17,095 was expensed as a component of general and administrative expense on the condensed statement of operations while the remaining $8,408 was capitalized as a component of capitalized software costs. For the three months ended June 30, 2025, $12,593 was expensed as a component of sales and marketing expense and ($29) was credited as a component of general and administrative expense on the condensed statement of operations while the remaining $23,791 was capitalized as a component of capitalized software costs.

At June 30, 2026 and December 31, 2025, the aggregate intrinsic value of stock options outstanding was approximately $1,489,000 and $267,000, respectively. At June 30, 2026 and December 31, 2025, the aggregate intrinsic value of stock options exercisable was approximately $181,000 and $23,000, respectively.

As of June 30, 2026, total unrecognized compensation cost related to stock options was $895,130, which is expected to be recognized over a weighted average period of 3.62 years.

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

A summary of unvested restricted stock awards for the six month periods ended June 30, 2026 and 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Grant Date Fair Value Aggregate
Unvested at December 31, 2024	2,326,451	$0.45	$1,038,288
Granted	-	-	-
Vested	(544,425)	0.42	(230,275)
Forfeited / cancelled	-	-	-
Unvested at June 30, 2025	1,728,026	$0.45	$807,445

Unvested at December 31, 2025	1,118,013	0.48	531,548
Granted	657,808	0.69	456,044
Vested	(580,311)	0.45	(262,809)
Forfeited / cancelled	-	-	-
Unvested at June 30, 2026	1,195,510	$0.61	$725,703

As of June 30, 2026, total unrecognized compensation cost related to unvested restricted stock was $637,885, which is expected to be recognized over a weighted average period of 2.48 years.

During the six months ended June 30, 2026, stock-based compensation from restricted stock totaled $296,365 of which $54,646 was capitalized as a component of capitalized software costs and the remaining $241,719 was expensed as a component of general and administrative expense on the condensed statement of operations. During the six months ended June 30, 2025, stock-based compensation from restricted stock totaled $240,030, of which $119,276 was capitalized as a component of capitalized software costs and the remaining $120,754 was expensed as a component of general and administrative expense on the condensed statement of operations. During the three months ended June 30, 2026, stock-based compensation from restricted stock totaled $150,728 of which $18,496 was capitalized as a component of capitalized software costs and the remaining $132,232 was expensed as a component of general and administrative expense on the condensed statement of operations. During the three months ended June 30, 2025, stock-based compensation from restricted stock totaled $120,364, of which $52,491 was capitalized as a component of capitalized software costs and the remaining $67,873 was expensed as a component of general and administrative expense on the condensed statement of operations.

10 Earnings (Loss) Per Share

Prior to IPO, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding, excluding shares of unvested restricted common stock. Shares of restricted stock as well as the Series A Warrants are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. The Series A Warrants are included in the calculation of diluted earnings per share to the extent that the warrants are dilutive and vesting conditions have been satisfied. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted net loss per common share is the same for the three and six months ended June 30, 2025 because all stock options, unvested restricted common stock, and warrants are anti-dilutive.

Subsequent to IPO, the Company has two classes of common stock, Class A common stock and Class B common stock. On May 18, 2026, concurrent with the IPO, all outstanding shares of convertible preferred stock were converted into Class A common stock, and all shares of common stock then held by the founders were exchanged for an equivalent number of shares of Class B common stock. The rights of holders of Class A and Class B common stock are identical in all material respects, including dividend and liquidation rights, and differ only with respect to voting rights. Accordingly, earnings (losses) are allocated equally on a per-share basis, and the Company presents a single basic and diluted net income (loss) per share amount for both classes of common stock.

Shares of restricted stock as well as the Series A Warrants are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. The Representative’s Warrants are included in the calculation of diluted earnings per share to the extent that the warrants are dilutive and vesting conditions have been satisfied. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted net loss per common share is the same for the three and six months ended June 30, 2026 because all stock options, unvested restricted common stock, and warrants (except Series A described above) are anti-dilutive.

EPS Computation	Six months ended June 30, 2026	Six months ended June 30, 2025
Net loss available to common shareholders	$(2,680,634)	$(593,077)

Weighted-average common shares - basic	7,666,408	4,233,274

Effect of dilutive stock option	-	-
Effect of dilutive unvested restricted stock	-	-
Weighted-average common shares – diluted	7,666,408	4,233,274

Loss per share, basic	$(0.35)	$(0.14)
Loss per share, diluted	$(0.35)	$(0.14)

EPS Computation	Three months ended June 30, 2026	Three months ended June 30, 2025
Net loss available to common shareholders	$(1,568,390)	$(71,044)

Weighted-average common shares - basic	9,547,002	4,369,466

Effect of dilutive stock option	-	-
Effect of dilutive unvested restricted stock	-	-
Weighted-average common shares – diluted	9,547,002	4,369,466

Loss per share, basic	$(0.16)	$(0.02)
Loss per share, diluted	$(0.16)	$(0.02)

The following are excluded from the calculation of diluted loss per share as their effect is antidilutive:

	June 30,
	2026	2025
Convertible preferred stock	-	631,336
Unvested restricted stock awards	1,195,510	1,728,026
Stock options	949,885	153,760
Representative’s warrants	203,125	-
Total	2,348,520	2,513,122

The Company has 50,000,000 Preferred Stock shares authorized at June 30, 2026. As of June 30, 2026, there were no shares of Preferred Stock issued and outstanding (See Note 8). As of June 30, 2025, there were 516,298 shares of Series Seed 1 Preferred Stock and 115,038 shares of Series Seed 2 Preferred Stock, issued and outstanding.

All share and per share amounts have been retroactively adjusted to reflect the 2-for-1 forward stock split effected on August 31, 2025, and the 3.57-for-1 forward stock split effected on May 14, 2026 in connection with the Company’s IPO, in accordance with ASC 260.

11. Commitments and Contingencies

The Company is subject to various claims, legal proceedings and investigations in the ordinary course of business. The Company accrues a liability for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2026 and December 31, 2025, the Company was not involved in any legal proceedings that, in the opinion of management, were expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In the normal course of business, the Company enters into noncancelable contracts with certain vendors for services such as cloud hosting, software subscriptions and support. As of June 30, 2026, future minimum noncancelable purchase commitments under four software agreements was $83,703 due within one year.

The Company’s standard customer and vendor agreements may include provisions under which the Company agrees to indemnify the counterparty for certain losses arising from claims of intellectual property infringement, breaches of representations and warranties, or other specified risks. These indemnification obligations are typically subject to limitations. The Company has not incurred any material costs as a result of such indemnifications and has not recorded any related liabilities as of June 30, 2026 or December 31, 2025.

12. Related Party Transactions

There were no related party transactions other than compensation arrangements with officers and directors as of June 30, 2026 and December 31, 2025 or for the three and six month periods ended June 30, 2026 and 2025.

13. Segment and Geographic Information

The Company operates as a single operating and reportable segment which derives revenue from subscription and related usage-based fees from the Company’s cloud-based SaaS platform. The CODM, who is the Company’s Chief Executive Officer (CEO), reviews financial information and makes operating decisions for the Company as a whole.

The CEO regularly reviews revenues, net income and current assets in evaluating segment performance.

The significant segment expense categories and other segment items provided to the CODM and included in the measure of segment profit or loss are presented below.

	Six months Ended June 30,
	2026	2025
Revenue	$629,942	$108,615
Cost of revenue - exclusive of amortized capitalized software costs shown separately	312,857	159,608
Amortization and depreciation	377,678	242,860
Sales and Marketing - Employee Compensation and Benefits (excluding Stock based compensation)	320,010	77,148
Sales and Marketing – Stock based compensation	25,102	14,106
Sales and Marketing - Other	473,020	160,947
Sales and Marketing - Total	$818,132	$252,201
General and Administrative – Employee Compensation and Benefits (excluding Stock based compensation)	525,518	47,802
General and Administrative – Stock based compensation	264,151	120,927
General and Administrative - Other	687,306	23,393
General and Administrative - Total	$1,476,975	$192,122
Operating loss	(2,355,700)	(738,176)
Other segment items – other expenses (income)	324,934	(145,099)
Net loss	$(2,680,634)	$(593,077)

	Three months Ended June 30,
	2026	2025
Revenue	$323,910	$72,952
Cost of revenue - exclusive of amortized capitalized software costs shown separately	166,370	83,749
Amortization and depreciation	193,530	121,663
Sales and Marketing - Employee Compensation and Benefits (excluding Stock based compensation)	208,013	44,792
Sales and Marketing – Stock based compensation	12,567	12,593
Sales and Marketing - Other	366,380	84,104
Sales and Marketing - Total	$586,960	$141,489
General and Administrative – Employee Compensation and Benefits (excluding Stock based compensation)	272,995	(12,865)
General and Administrative – Stock based compensation	149,327	67,844
General and Administrative - Other	423,540	2,553
General and Administrative - Total	$845,862	$57,532
Operating loss	(1,468,812)	(331,481)
Other segment items – other expenses (income)	99,578	(260,437)
Net loss	$(1,568,390)	$(71,044)

The CODM also reviews the following balance sheet items as part of performance monitoring and resource allocation decisions:

	June 30,	December 31,
	2026	2025
Cash	$14,480,176	$2,317,761
Bitcoin	$699,525	$1,023,306
Capitalized software cost, net	$2,384,265	$2,362,313
Total assets	$18,156,693	$6,146,439

Because the Company operates as a single reportable segment, the amounts above reconcile directly to the corresponding financial statement line items.

Substantially all of the Company’s long-lived assets are located in the United States, and substantially all of the Company’s revenue is derived from customers located in the United States.

14. Subsequent Events

The Company has evaluated subsequent events through August 14, 2026,  which is the date the condensed financial statements were issued.

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

Recent Developments

Initial Public Offering

On May 18, 2026, we completed our initial public offering (the “IPO”) in which we issued and sold 3,750,000 shares of our Class A common stock at a public offering price of $4.00 per share, which resulted in net proceeds of approximately $12.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. On May 27, 2026, we issued and sold an additional 312,500 shares of our Class A common stock at a public offering price of $4.00 per share pursuant to the underwriter’s partial exercise of its over-allotment option granted in connection with the IPO. This resulted in additional net proceeds of approximately $1.1 million after deducting underwriting discounts and commissions and offering expenses payable by us.

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

Results of Operations for the three months ended June 30, 2026

The following table sets forth our results of operations for the periods indicated:

	For the three months Ended
	June 30,	June 30,	Three months
	2026	2025	Var ($)	Var (%)

Revenue	323,910	72,952	250,958	344%

Operating expenses
Cost of revenue - exclusive of amortization of capitalized software costs shown separately	166,370	83,749	82,621	99%
Amortization and depreciation	193,530	121,663	71,867	59%
Sales and marketing expenses	586,960	141,489	445,471	315%
General and administrative expenses	845,862	57,532	788,330	1370%
Total operating expenses	1,792,722	404,433	1,388,289	343%
Loss from operations	(1,468,812)	(331,481)	(1,137,331)	343%
Other expense (income)	99,578	(260,437)	(360,015)	(138)%

Net loss	(1,568,390)	(71,044)	(1,497,346)	2108%

Revenue

Revenue increased by approximately $251,000 to approximately $324,000 for the three months ended June 30, 2026 from approximately $73,000 for the three months ended June 30, 2025. The increase was primarily driven by growth in subscription and usage-based fees as partner and enterprise customer adoption of our AI Agent OS increased during the period.

Operating Expenses

Cost of revenue increased by approximately $83,000 to approximately $166,000 for the three months ended June 30, 2026 from approximately $84,000 for the three months ended June 30, 2025. This increase was primarily attributable to higher software, hosting, cloud infrastructure, data, network services and other technology costs required to support the growth in customer usage of our platform.

General and administrative expenses increased by approximately $788,000 to approximately $846,000 for the three months ended June 30, 2026, compared to approximately $58,000 for the three months ended June 30, 2025, primarily due to an increase in legal and accounting services of approximately $277,000, an increase in salaries of approximately $286,000, increase in stock compensation of approximately $81,000, an increase in contract labor of approximately $95,000, an increase in office expenses of approximately $49,000. These increases were primarily attributable to the Company scaling and expanding its operations.

Sales and marketing expenses increased by approximately $445,000 to approximately $587,000 for the three months ended June 30, 2026, compared to approximately $141,000 for the three months ended June 30, 2025, primarily due to an increase in advertising and marketing fees incurred of approximately $130,000, an increase in salaries and employee benefits of approximately $163,000, increase in public relation expenses of approximately $130,000 and other expenses increase of approximately $10,000. These increases were primarily due to the Company working towards expanding its brand awareness and customer adoption.

Other Expense (income)

Other expense (income) was approximately $100,000 for the three months ended June 30, 2026, compared to other income of approximately $260,000 for the three months ended June 30, 2025, a change of approximately $360,000, driven by an unrealized loss on bitcoin in the current period compared to an unrealized gain and realized gain in the prior period.

Results of Operations for the six months ended June 30, 2026

The following table sets forth our results of operations for the periods indicated:

	For the six months Ended
	June 30,	June 30,	Six months
	2026	2025	Var ($)	Var (%)

Revenue	629,942	108,615	521,327	480%

Operating expenses
Cost of revenue - exclusive of amortization of capitalized software costs shown separately	312,857	159,608	153,249	96%
Amortization and depreciation	377,678	242,860	134,819	56%
Sales and marketing expenses	818,132	252,201	565,931	224%
General and administrative expenses	1,476,975	192,122	1,284,853	669%
Total operating expenses	2,985,642	846,791	2,138,851	253%
Loss from operations	(2,355,700)	(738,176)	(1,617,524)	219%
Other expense (income)	324,934	(145,099)	(470,033)	(324)%

Net loss	(2,680,634)	(593,077)	(2,087,557)	352%

Revenue

Revenue increased by approximately $521,000 to approximately $630,000 for the six months ended June 30, 2026 from approximately $109,000 for the six months ended June 30, 2025. The increase was primarily driven by growth in subscription and usage-based fees as partner and enterprise customer adoption of our AI Agent OS increased during the period.

Operating Expenses

Cost of revenue increased by approximately $153,000 to approximately $313,000 for the six months ended June 30, 2026 from approximately $160,000 for the six months ended June 30, 2025. This increase was primarily attributable to higher software, hosting, cloud infrastructure, data, network services and other technology costs required to support the growth in customer usage of our platform.

General and administrative expenses increased by approximately $1,285,000 to approximately $1,477,000 for the six months ended June 30, 2026, compared to approximately $192,000 for the six months ended June 30, 2025, primarily due to an increase in legal and accounting services of approximately $419,000, an increase in salaries and employee benefits of approximately $477,000, an increase in stock compensation of approximately $144,000, an increase in contract labor of approximately $137,000, an increase in office expenses of approximately $108,000. These increases were primarily attributable to the Company scaling and expanding its operations.

Sales and marketing expenses increased by approximately $566,000 to approximately $818,000 for the six months ended June 30, 2026, compared to approximately $252,000 for the six months ended June 30, 2025, primarily due to an increase in advertising and marketing fees incurred of approximately $173,000, increase in public relations fees of approximately $105,000, an increase in salaries and employee benefits of approximately $262,000 and increase in other expenses of approximately $13,000. These increases were primarily due to the Company working towards expanding its brand awareness and customer adoption.

Other Expense (income)

Other expense (income) for the six months ended June 30, 2026, resulted in other expense of approximately $325,000, an increase of approximately $470,000 compared to approximately $145,000 of other income for the six months ended June 30, 2025 driven by an unrealized loss on bitcoin in the current period compared to an unrealized and realized gain in the prior period.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through equity financings, and we have historically used cash to fund working capital and investments in our platform.

As of June 30, 2026, we had:

●	Cash of $14,480,176
●	Bitcoin of $699,525 (Bitcoin, while carried at fair value and readily marketable, is subject to significant price volatility and is not a substitute for cash in assessing liquidity)
●	Working capital of $14,210,074 (current assets less current liabilities)

Our current liabilities are limited and primarily consist of accounts payable, accrued expenses, credit card payable, and deferred revenue. We have no outstanding debt for borrowed money.

We expect to continue to incur operating losses and use cash in operations as we invest in growth. We believe our existing cash and bitcoin holdings will provide us with resources to fund operations and planned investments. We believe it is probable that we will be able to meet our obligations as they become due for at least the next twelve months after the date the condensed financial statements included in this Quarterly Report on Form 10-Q are issued. However, our future capital requirements will depend on many factors, including the pace of revenue growth, the timing and extent of investment in product development and go-to-market initiatives, and our ability to manage third-party platform costs.

In connection with our IPO completed on May 18, 2026 and the underwriter’s partial exercise of its over-allotment option completed on May 27, 2026, we received net proceeds of approximately $13.8 million after deducting underwriting discounts, commissions and offering expenses. Since the completion of the IPO, all cash proceeds remained available and were held in cash. As of June 30, 2026, there have been no material changes in the planned use of proceeds from those described in our final prospectus.

Bitcoin Treasury Reserve

Since 2022, we have held bitcoin as part of our treasury strategy. As of June 30, 2026, we held 11.690 bitcoin. We believe that incorporating bitcoin as part of our treasury strategy can act as a hedge against inflation and currency devaluation and offers long-term appreciation potential. In addition, including bitcoin on our balance sheet provides diversification to our treasury holdings. We have funded our bitcoin treasury through invested capital, contribution in exchange for securities and periodic purchases. Unlike digital asset treasury (DAT) companies, we do not expect to conduct securities offerings for the purpose of accumulating and holding significant amounts of crypto assets to generate yield. Instead, we expect that we may selectively purchase additional bitcoin when we believe it offers a good value proposition or store of value. In addition, consistent with past practice, we may from time to time sell bitcoin to fund operations and growth. Our purchases and sales of bitcoin currently take place on cryptocurrency exchanges, including Kraken. We may in the future, but do not currently expect to include other crypto assets as part of our treasury strategy.

As of June 30, 2026, we do not self-custody and only utilize third-party qualified custodians to hold our bitcoin. We use a qualified custodian that utilizes risk management and operational best practices around items like hot vs. cold storage, access controls, custody technology, insurance, etc. As of the date hereof, our third-party custodian is Kraken (legally named Payward, Inc.). In connection therewith, on February 5, 2026, we entered into a written custody agreement with Kraken, pursuant to which Kraken has agreed to provide us with services relating to, among other things, trading, execution and custody of our bitcoin pursuant to our instructions in exchange for fees and expenses as set forth in the custody agreement. The custody agreement with Kraken has a term of one year, with automatic renewals for successive one-year terms annually, unless earlier terminated or not renewed pursuant to the terms thereof. All private keys are held in cold storage. Our bitcoin stored by Kraken is not commingled with assets of other customers. Kraken does not carry insurance for any losses of the bitcoin it custodies for us. If we further execute on our treasury strategy, we may include additional custodians. Currently, there is no entity that is responsible for verifying the existence of our crypto assets.

Cash Flows

The following table presents the major components of net cash flows used in operating, investing, and financing activities, for the six months ended June 30, 2026 and 2025, respectively.

	For the Six months Ended June 30,
	2026	2025
Net cash used in:
Operating activities	$(1,497,725)	$(318,449)
Investing activities	(328,477)	(230,654)
Financing activities	13,988,617	-
Net change in cash	$12,162,415	$(549,103)

Cash Flows from Operating Activities

During the first six months of 2026, the net cash outflow from operating activities was approximately $1,497,700. This amount was comprised primarily of our net loss of approximately $2,681,000; offset primarily by amortization and depreciation of approximately $377,700, an unrealized loss on bitcoin of approximately $323,800, stock-based compensation from restricted stock awards of approximately $241,700 and an increase in accrued expenses of approximately $307,000.

During the first six months of 2025, we had net cash used in operating activities of approximately $318,500. The cash used in operating activities was composed primarily of our net loss of approximately $593,000, realized gain on bitcoin of approximately $79,000, and the unrealized gain on bitcoin of approximately $66,100, offset primarily by amortization and depreciation of approximately $242,900, and stock-based compensation from restricted stock awards of approximately $120,800.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, cash outflow from investing activities of approximately $328,500 consisted entirely of capitalized software costs. During the six months ended June 30, 2025, the net cash outflow from investing activities of approximately $230,700 comprised of approximately $336,700 of capitalized software costs partially offset by approximately $106,000 of proceeds from the sale of bitcoin.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, all cash flows from financing activities was related to proceeds from issuance of common stock in relation to IPO. We did not have any cash flows from financing activities during the six months ended June 30, 2025.

Capital Resources and Contractual Obligations

In the normal course of business, the Company enters into noncancelable contracts with certain vendors for services such as cloud hosting, software subscriptions and support. As of June 30, 2026, future minimum noncancelable purchase commitments under four software agreements was $83,703 due within one year.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ending June 30, 2026 as compared with those previously disclosed in the Prospectus.

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

During the six months ended June 30, 2026, two (2) customers accounted for approximately 46% of our total revenues during the applicable period, with one customer representing approximately 35% of revenue while the other customer represents approximately 11% of revenue. Both of such customers are commercial customers. During the six months ended June 30, 2025, one (1) customer accounted for approximately 13% of our total revenues during the applicable period. Such customer is a commercial customer. For the three months ended June 30, 2026, two customers accounted for approximately 39% of revenue, with one customer representing approximately 27% of revenue while the other represents approximately 12% of revenue. Both of such customers are commercial customers. For the three months ended June 30, 2025, three customers accounted for approximately 33% of revenue, with one customer representing approximately 12% of revenue while two other represents approximately 11% of revenue each. All three such customers are commercial customers.

We generally enter into terms of engagement with our largest customers, including the customers identified above. Our largest current customers entered into terms of engagement with us pursuant to which they are provided proprietary Voice and Messaging Telephone AI agents and related services. The license fees that we receive under our terms of engagement are fixed minimum monthly hosting fees with overage charges based on usage. Our terms of engagement with our largest customers generally renew automatically for one year terms and are terminable by the customer upon prior written notice of thirty days.

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

Although our platform includes features such as consent capture, proof storage, do-not-contact enforcement, quiet-hour controls, and caller ID attestation, our customers and partners control how they use these features and are responsible in the first instance for compliance with applicable laws. For example, we gate certain higher-risk features—such as auto dialer capabilities, which are disabled by default and require additional written agreements and configuration reviews before activation. Our customers are responsible for customizing consent/monitoring disclosures (our defaults require all-party consent to recording but customers may change those settings). We contractually require customers and partners to obtain all necessary consents and required brand and campaign registrations with mobile carriers, and comply with applicable rules. However, if our customers or partners fail to implement required registrations, disclosures, or consent flows, or if our gating, defaults, or guidance prove insufficient, we could face carrier blocks, investigations, class actions, or required changes to product functionality. Claims under the TCPA and similar laws can result in substantial statutory damages per call or message, aggregated in putative class actions, as well as injunctions, regulatory investigations, and reputational harm. Any determination that we, our customers, or our partners have violated telemarketing, anti-spam, or related laws could result in significant liability, require changes to our platform or business practices, reduce usage of our services, and adversely affect our business, financial condition, and results of operations.

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

Although we believe cryptocurrency has the potential to serve as a hedge against inflation in the long term, the short-term price of cryptocurrency as an asset class declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our cryptocurrency acquisition strategy or actions we undertake to implement it. If cryptocurrency prices were to decrease or our cryptocurrency acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our securities would be materially adversely impacted. We hold bitcoin as part of our treasury strategy and account for bitcoin at fair value with changes recognized in other income (expense). In 2025, bitcoin had a high price of $126,198 and a low price of $74,437 and as of August 1, 2026, bitcoin had a price of $62,763. As a result, our reported net loss may be significantly affected by changes in the market price of bitcoin, which is outside of our control and may introduce material volatility to our reported results.

Our bitcoin treasury strategy contains various risks, including those inherent to bitcoin and the broader digital asset ecosystem.

We have made investments in bitcoin as part of our bitcoin treasury strategy. In connection therewith, we maintain a bitcoin treasury reserve, which held 11.690 bitcoin with a fair value of $699,525 as of June 30, 2026 and based on observable market prices, representing approximately 4% of our total assets as of June 30, 2026. Our bitcoin treasury strategy contains various risks, which include, but are not limited to, the following:

●	Volatility. Bitcoin is a volatile digital asset that undergoes sharp fluctuations in trading price. The trading price of bitcoin has significantly declined in the past and such declines may occur again in the future. For example, a hypothetical 50% increase or decrease in bitcoin’s fair value would have impacted our net income for the six months ended June 30, 2026 by approximately $349,762, reflecting the fair value accounting under ASU 2023-08.

●	Bitcoin does not pay interest or dividends. Bitcoin does not pay interest, dividends or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

●	Our bitcoin holdings may significantly impact our financial results. Our bitcoin holdings have affected our financial results in the past and if we continue to increase our overall holdings of bitcoin in the future, bitcoin may have an even more pronounced impact on our financial results in the future.

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

As of June 30, 2026, we had federal net operating loss, or NOL, carryforwards of approximately $8.4 million and state NOL carryforwards of approximately $2.0 million. Approximately $0.3 million of our state NOL carryforwards begin expiring in 2045 and approximately $1.7 million may be carried forward indefinitely. Since our company was incorporated in 2022, we do not have any NOLs generated in tax years beginning before January 1, 2018. Under current U.S. federal income tax law, NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but utilization of such post-2017 NOLs that are carried forward to taxable years beginning after December 31, 2020 is limited to a maximum of 80% of the taxable income for such year determined without regard to such carryforwards. Such limitation could harm our business, results of operations, financial condition or prospects.

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

As of the date hereof, our founder and Chief Executive Officer, Lyle Pratt, together with co-founder and Chief Operating Officer, Brandon Robinson and co-founder and Chief Product Officer, Timothy Noah Hayes, collectively beneficially own approximately 86.6% of the voting power of our outstanding voting securities. Thus, we are a “controlled company” within the meaning of the listing rules of NYSE American and NYSE Texas. We may rely on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors. Although we currently do not, and do not intend to, rely on the “controlled company” exemption under the listing rules, we could elect to rely on this exemption in the future. In the event that we elected to rely on the “controlled company” exemption, a majority of the members of our board of directors might not be independent directors, and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Our status as a controlled company could cause our shares of Class A common stock to be less attractive to certain investors or otherwise harm our trading price. As a result, investors would not have the same protection afforded to stockholders of companies that are subject to these corporate governance requirements. Additionally, investors may be prevented from effecting matters involving our Company, including:

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

As of the date hereof, our officers, directors and principal stockholders each holding more than 5% of our Class A common stock, collectively, control approximately 92.8% of our voting securities. In addition, as of the date hereof, our officers, directors and principal stockholders collectively hold options and warrants to purchase a total of 572,126 shares of our Class A common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our Class A common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Additionally, the holders of 4,436,222 shares of our capital stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.

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

Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

From January 1, 2026 to (but not including) May 21, 2026 (the date of the filing of our registration statement on Form S-8, File No. 333-296093), we granted to our non-employee directors restricted stock awards covering an aggregate of 657,808 shares of our Class A common stock under our 2022 Equity Incentive Plan.

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

We received net proceeds of $12.7 million, net of underwriting discounts and commissions and offering expenses payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We intend to use the net proceeds from the IPO for general corporate purposes, working capital and operating expenses. These general corporate purposes may include partner enablement and distribution infrastructure, additional engineering and customer success capacity to increase deployment throughput, and continued investment in automation designed to shorten the path from customer signup to production deployment. We may also use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. However, we do not have binding agreements or commitments for any material acquisitions or investments at this time.

On May 27, 2026, we issued and sold an additional 312,500 shares of our Class A common stock at a public offering price of $4.00 per share, which generated aggregate gross proceeds of $1.25 million, pursuant to the underwriter’s partial exercise of its over-allotment option granted in connection with our IPO. We received net proceeds of $1.1 million, net of underwriting discounts and commissions and expenses payable by us.

There has been no material change in the expected use of the net proceeds from our IPO as described in the prospectus included in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VIDA Global Inc.

Date: August 14, 2026	By:	/s/ Lyle Pratt
Lyle Pratt
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Brandon Robinson
Brandon Robinson
Chief Operating Officer
(Principal Financial Officer)

